Form 10KSB
period 1995-06-30
WASATCH EDUCATION SYSTEMS CORP /UT/
filed 1995-10-13
CIK 837987

                              Form 10-KSB

      [X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
	            	EXCHANGE ACT OF 1934 [Fee Required]
			               For the fiscal year ended June 30, 1995

     [  ]     TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURI-
        	     TIES EXCHANGE ACT OF 1934 [No Fee Required]
            		For the transition period from 	 to

                     Commission file number 0-17190

                 WASATCH EDUCATION SYSTEMS CORPORATION
             (Name of small business issuer in its charter)

          		UTAH				                           87-0458433
(State or other jurisdiction of				(I.R.S. Employer Identification No.)
incorporation or organization)

  5250 South 300 West, Suite 101
        Salt Lake City, Utah					                  84107
(Address of principal executive offices)				     (Zip Code)

Issuer's telephone number (801) - 261-1001

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                 				Common Stock, no par value
                  						 (Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained , to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

   Issuer's revenues for fiscal year ended June 30, 1995 were $5,475,181.

The aggregate market value of the voting stock held by non-affiliates computed by the average bid and asked prices of such stock as of September 30, 1995 was $446,154

The number of shares outstanding of issuer's common stock as of September 30, 1995 was 3,569,229.

                               FORM 10-KSB

                                 PART I

ITEM 1.  BUSINESS


General Description

	Wasatch Education Systems Corporation (the "Company" or "Wasatch"), incorporated in 1988 in the State of Utah, develops and markets computer-aided instructional systems ("CAI Systems") for the pre-school, elementary, secondary, adult education and home school markets. The Company's products are primarily used by students enrolled in United States schools between kindergarten and the twelfth grade ("K-12"), as well as by adult students enrolled in basic education programs and students receiving schooling at home. Schools utilize the Company's products to offer students self-paced, individualized courses in reading, writing, science, mathematics, life skills and high school equivalency (GED) test preparation. The CAI Systems furnished by the Company are typically used by students to supplement their regular instructional programs.

	The Company markets and sells its products through a direct sales force, independent marketing representatives, and two dealers. See "Business-- Marketing and Sales". In addition to receiving revenues from initial product license fees and sales (including software licenses, training, and printed materials), the Company also receives fees in subsequent years for customer support, software upgrades, teacher training, and printed materials.


The Market

	With the introduction of personal computers in the late 1970's and early 1980's, schools began utilizing drill-and-practice, diskette-based educational software. In the Company's view, the networking capability of MS-DOS/Windows compatible equipment created a market for courseware which addresses broad curriculum needs. These networked products contrast with earlier software designed for stand-alone (non-networked) computers.

The Company's Products

	The Company provides what it characterizes as a "learning" system. The system provides each student with self-paced, individualized lessons. Using a personal computer as a fileserver, the system stores course software (known as "Courseware") and student data and transmits programs to student workstations as needed. The fileserver can be connected to as many as 100 student workstations equipped with color monitors. A printer is also attached to the system to service the needs of the users. Individual workstations can be located in one place, such as a school computer laboratory, or the network can be arranged to distribute workstations in different classrooms throughout the school.

	The Company believes that its Courseware offers several features which make it attractive to customers. These include automatic record-keeping, automatic re-entry at the appropriate point in the lesson, the capability to store work for later use and the emphasis on workplace knowledge in real world scenarios. The networked, MS-DOS/Windows software also allows more elaborate lessons, including such features as graphics, audio and animation.

	The Company has designed its Courseware to emphasize content knowledge, strategies, problem solving skills, critical thinking skills and process skills, which distinguish it from educational software systems offered by other companies. For example, the Company's science program focuses on developing the student's content knowledge of physical, earth and life sciences as well as on developing process skills such as observing phenomena and recording data. Process skills are taught using computer tools such a data bases and word processors, and other tools which are unique to individual courses. Because the Courseware uses the computer as a problem-solving tool and as an instructional vehicle, the Company believes that the Courseware serves to integrate process skills and computer literacy into the traditional curriculum. This permits the teacher to use the computer to evaluate student mastery of knowledge, computer literacy and process skill development.

	The Company developed new Courseware called Projects for the Real WorldTM that was introduced into the market during the fiscal year ended June 30, 1994 to address concerns about the need for "real world" based teaching methods emphasizing work place knowledge, as advocated by the U.S. Department of Labor in its report "Secretary's Commission on Achieving Necessary Skills" or SCANS. The Company's new software is designed for K-8 and provides a new approach to student interactive learning. The Company's Projects for the Real WorldTM features highly interactive Courseware that requires an elevated level of critical thinking in real world, work place scenarios.

	In 1990, the Company signed a contract with Educational Testing Service ("ETS") which required the Company to develop curricula to help students develop academic skills in reading, writing and mathematics, with a specific goal of preparing teacher-candidates to pass Stage I of The Praxis Series:
Professional Assessments for Beginning TeachersTM. The product was marketed for the first time beginning in the fall of 1993. The Company is entitled to receive royalties, paid quarterly, on products sold by ETS into the teacher education market, and the Company pays ETS a quarterly royalty for all ETS products sold by the Company.

	On February 25, 1991, the Company entered into a joint research and software development project in mathematics with Rutgers University's Center for
Mathematics, Science and Computer Education. The project, to develop a tool-
based elementary mathematics product, was headed by Dr. Warren Crown. The
Company began marketing these products during the fiscal year ended June 30,
1994 and will pay a royalty to Rutgers on all sales.

	On October 9, 1994, the Company signed an agreement with Integrated Information Systems, Inc. to convert the Company's MS-Windows based Courseware to the Macintosh operating system. This project is expected to be completed in the fall of 1995 and will provide the Company the opportunity to sell its products into school districts with Macintosh only hardware.

	In the spring of 1995, the Company developed and began selling individual units of its Courseware on CD-ROM.

	All of the Company's products can be delivered in both networked environment and non-networked individual workstation environments via CD-ROM technology.

Services

	In addition to licensing Courseware, the Company provides on-site Courseware installation, ongoing training, and telephone customer support. Training consists of multiple in-service sessions throughout the school year and a multi-year training plan. Company consultants work with teachers and school principals in order to develop curriculum focus and integrate the Company's
Courseware into classroom instruction. Customer support is available during extended working hours to Company customers via a toll-free number. Many installations are sold with a modem which provides a telecommunication link between the school and the Company's customer service personnel for remote diagnostics.

Research and Product Development

	As in most of the software industry, rapid technological change and market demands require the Company to continually enhance its existing products.
Although school curricula has remained relatively standard from location to location and from year to year (and the Company believes it will continue to do so), the need to add additional products to the Company's current product line requires the Company to continually broaden its product line to remain competitive.

	From its inception in 1985 to June 30, 1995, the Company has cumulatively spent $15,515,000 for research and product development. During the fiscal years ended June 30, 1995 and 1994, the Company spent approximately $309,000 and $227,000, respectively, on expensed product development. In addition, the Company spent approximately $1,269,000 and $2,455,000 in the fiscal years ended June 30, 1995 and 1994, respectively, on product development that was capitalized. Within a given curriculum area, the Company's development strategy typically focuses on early completion of a core of software modules.
As a result, products in a given curriculum area are typically brought to market after 12 to 15 months of development.

	The Company intends to continue making significant investments in product development activities with funds produced through continuing operations.
The new products will improve the Company's offerings in K-12 communication arts and adult basic education. There can be no assurance, however, that the Company will be able to respond adequately to technological advances in its marketplace or that it will be able to develop or market successfully any new products.


Marketing and Sales

	The Company's early marketing strategy targeted the major urban school districts as its core business. In April 1985, the Company installed its products at three pilot sites in Chicago. By the end of 1985, the Company had installations in 19 school districts serving a total of 26 schools. As of June 30, 1995, the Company had sold its products to over 360 school districts for use in 870 schools on approximately 18,000 individual networked workstations throughout the United States. (See Note 8 to the Financial Statements.)

	As of June 30, 1995 the Company sells its products through a geographically based direct sales force consisting of two full-time sales representatives with an additional nine independent marketing representatives and two dealers. In addition to qualifying prospects and calling on both existing and prospective customers, the Company's sales representatives host users'
conferences and attend national trade shows and conferences. The Company markets its products to a variety of customers including K-12 school school districts, private schools, universities, adult education centers, the home market and corporate education centers. The Company is expanding its school marketing efforts through catalog mailings and follow up telemarketing efforts.

	The Company has recently organized a catalog sales division that incorporates a published catalog of all the Company's modular products and a telemarketing group. Catalog mailings to key school districts are followed up by the direct sales efforts of the telemarketers. This marketing strategy attempts to capitalize on the trend of some school districts to buy modular products at the school level rather than the district level.


Competition

	The K-12 computer-aided instruction market is highly competitive. The Company categorizes its competitors into two types. The first type of competitor is the diskette or CD-ROM based educational software publisher. While these companies serve a growing market, they generally distribute their products via telemarketing and catalogue sales to individuals as well as school districts.

	The second category of competitor is the growing group of companies producing comprehensive courseware primarily for networked systems. These companies generally market to school districts with direct sales forces. The Company believes that its major competitors in this second category are Jostens Learning Corporation, Computer Curriculum Corporation and IBM. These competitors have far greater resources than those of the Company. Some of these competitors have entrenched market positions and established trademarks and intellectual property rights.

	Some of the products of the Company's competitors emphasize drill-and-practice skills as opposed to the reasoning and thinking skills emphasized by the Company's courseware. Although the Company believes that it has priced its products competitively, there can be no assurance that the Company will be able to remain price-competitive in the future or with respect to new products. The Company believes that each of its competitors has approached the market from a different standpoint and has targeted specific market segments. Although Jostens Learning Corporation is believed to have a dominant share of the K-8 market, no single company dominates the entire market, and the Company competes against different companies with respect to different products.


Product Protection

	The Company's success is dependent to a large extent on its ability to protect its proprietary interest in its software products. In addition, the Company requires its employees to enter into confidentiality agreements with it, and its license agreements with school districts prohibit the reproduction or other unauthorized use of the Company's proprietary software; however, not all school districts have entered into such license agreements.

	Several circuits of the United States Court of Appeals, as well as federal district courts, have held that governmental entities may be immune from suit for copyright infringement. Such immunity protection would extend to states and their alter egos but not to other political subdivisions. If school district customers were to be viewed as alter egos of their respective states
, the Company could be denied protection from copyright infringement as to these customers, even if such protection would otherwise be available.
However, the Company should still be entitled to contractual protection under any license agreements it has executed with such districts.

	The Company believes that the rapid pace of technological change in the computer software industry renders patent, trade secret and copyright protections less significant than the knowledge, ability, and experience of the Company's personnel, name recognition and on-going maintenance.

Suppliers

	The objective of the Company is to sell proprietary software to customers without accompanying of computer equipment and supplies, or third party software except where the addition of the third party software compliments or augments the Company's software. However, at times the Company must coordinate the sale of its products with third party computer hardware and peripherals as well as third party software in order to satisfy the bid specifications of certain customers. In these instances, the Company must rely upon delivery of products and services from various suppliers and has established certain relationships with these suppliers to provide continuity of supply.

	Computer Hardware: The Company has non-binding, non-contractual relationships with several manufacturers of computers used as student workstations and fileservers. These vendors install and provide on-going support for their hardware. Wasatch does not provide on-going hardware support nor does it offer hardware as "Wasatch approved". The Company does however, provide standardized computer configurations to achieve uniformity of all suppliers' products sold.

	Third Party Software: The Company purchases software products from third parties to fill gaps in the Company's proprietary product lines. Such software products constitute a small percentage of the Company's business but nevertheless, provide both necessary and appropriate products for specific market needs. In the event such software sources were to cease to be available to the Company, the Company would be required to find alternatives, and there can be no assurance that it would be successful in doing so. The Company also purchases and reselss books from several publishers.


Employees

	As of June 30, 1995, the Company employed 28 persons on the basis of full-time equivalent employment including 3 persons in sales, marketing, and related activities; 6 persons in product development; 11 persons in customer support and operations; 4 persons in servicing and consulting; and 4 persons in general administration and finance.

	The Company believes that its future success will depend, in part, on its ability to recruit and retain highly skilled sales and technical personnel (including senior management as the Company expands its marketing efforts).

	None of the Company's employees is represented by a labor union. The Company has experienced no work stoppage and believes that its employee relations are good.

Significant Customers

	The Company's products are marketed primarily to public school districts, adult education facilities, corporations and recently to school districts and adult education sites through telemarketing and catalog sales.

	For all periods from inception through June 30, 1995, a small number of school districts generated a disproportionate amount of the Company's annual revenues. (See Note 8 to the Financial Statements.)

	The Company must continually seek new customers for its products because most of the Company's revenue is from non-recurring initial sales of software
, not from recurring annual license fees. Accordingly, the Company is not particularly dependent on any individual customer(s) for future revenues.


Backlog

	On June 30, 1995, the Company's backlog was immaterial, all of which was shipped during the first quarter of fiscal year 1996. The Company does not generally have a significant backlog as a result of the following factors.
Even though the sales cycle is lengthy, when a customer actively places an order it is generally important that delivery be made quickly. The Company does not manufacture or maintain significant inventory of computer hardware;
it merely installs its software on hardware manufactured, and often delivered
, by third parties. The Company's backlog was immaterial on June 30, 1995 and June 30, 1994.

	At June 30, 1995, the Company had recorded deferred revenue with respect to cash receipts for services, which consist primarily of training and maintenance, yet to be performed in the amount of $367,000. This amount will be recognized as revenue during fiscal year 1996 as the services are completed.



ITEM 2.  PROPERTIES

	The Company's headquarters and its research and development facilities are located at the same facility in Salt Lake City, Utah, which is presently under a variable term lease through March 31, 1996. The annual base rent (inclusive of payment of taxes) through March 31, 1996 is $73,777. (See Note
5 to the Financial Statements.)


ITEM 3.  LEGAL PROCEEDINGS

	No legal proceedings against the Company were pending as of June 30, 1995.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	None.

                               FORM 10-KSB

                                PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A) Market Price Data

	The Company's Common Stock began trading in the over-the-counter market in October 1988. Prices were quoted in the National Association of Security
Dealers Automated Quotation System ("NASDAQ") under the symbol WESC. On
January 31, 1991, the Company was granted by NASDAQ a conditional continued listing on NASDAQ, and the Company's symbol was temporarily changed to WESCC.
On July 8, 1991, the Company's symbol was changed back to WESC as the company met the minimum equity requirement of NASDAQ. The Company was delisted on JUne 16, 1992 for failure to meet certain requirements for inclusion in the NASDAQ system. The Company is currently reviewing the requirements to be relisted on the NASDAQ exchange. The Company's Common Stock is now traded on the NASDAQ Bulletin Board. The following table sets forth the range of the high and low bid quotations for the stock for the fiscal year quarters indicated, as reported by the applicable NASDAQ trading market. The quotations represent prices between dealers and do not include retail markups
, markdowns or commissions and may not necessarily reflect actual transactions.

                                  					 HIGH  			 LOW
Fiscal Year Ended June 30, 1994
1st Quarter ended September 30, 1993  	$1.000			$0.750
2nd Quarter ended December 31, 1993	   	1.000 			0.625
3rd Quarter ended March 31, 1994 	     	0.500 			0.125
4th Quarter ended June 30, 1994 	      	0.313 			0.125

Fiscal Year Ended June 30, 1995
1st Quarter ended September 30, 1994	  $0.313	 	$0.125
2nd Quarter ended December 31, 1994	   	0.219		 	0.094
3rd Quarter ended March 31, 1995		      0.156			 0.094
4th Quarter ended June 30, 1995		      	0.156		 	0.094

(B) Approximate Number of Equity Security Holders

	As of June 30, 1995, the Company had 427 common and preferred stockholders of record.

(C) Dividends

	The Company has never paid a dividend on its Preferred Stock. As of June 30,
1995, the Preferred Stock dividends in arrears amounted to $90,866. Under
Utah corporate law, the Company is restricted from paying dividends on its
Common Stock until the accumulated dividends on its Preferred Stock are paid and the Company has achieved positive retained earnings. Only the Series B
Preferred Stock is entitled to dividends. The Series A Preferred Stock is not entitled to dividends. The Series C Preferred Stock is entitled to dividends under certain circumstances (see Note 6).

	The Company has never paid a cash dividend on its Common Stock. The current policy of the Company is to retain any earnings for the operation of its business. The Company intends for the foreseeable future to continue this policy of retaining earnings achieved to finance the development of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

Fiscal Year 1995 compared to Fiscal Year 1994:

	The following are explanations of significant period to period changes for the fiscal year ended June 30, 1995 compared to the fiscal year ended June
30, 1994.

	Revenue for the fiscal year ended June 30, 1995 of $5,475,000 decreased $460,000 or 8 percent, compared to $5,935,000 for the fiscal year ended June 30, 1994. Courseware license revenues increased 26 percent or $851,000 to $4,167,000 for the fiscal year ended June 30, 1995, from $3,316,000 for the fiscal year ended June 30, 1994. This increase is primarily the result of more effective marketing of the Company's new MS-Windows based software, including the new "Projects for the Real WorldTM" courseware. Additionally, the Company experienced success with proprietary Courseware sales through its newly introduced catalog sales division. Services and other revenues decreased $1,311,000 or 50 percent to $1,308,000 for the fiscal year ended
June 30, 1995 from $2,619,000 for the fiscal year ended June 30, 1994. Of this, $761,000 is the result of the Company eliminating, except in limited situations, computer hardware for sale along with its Courseware. Support renewal revenues decreased $385,000 to $845,000 at June 30, 1995 from $1,230,000 in fiscal 1994. This decrease is primarily the result of the the Company lowering its annual customer support renewal fee.

 Gross margins increased $3,631,000 to $3,682,000 at June 30, 1995 from $51,000 at June 30, 1994. This increase is primarily the result of increased software sales, lower training costs and reduced amortization of courseware development costs as result of the Company writing off a substantial portion of its deferred MS-DOS based courseware costs during fiscal year 1994. The gross margin as a percent of revenue increased 66 percent to 67 percent for the fiscal year ended June 30, 1995 from 1 percent for the fiscal year ended June 30, 1994. The gross margin as a percent of revenue for service and other revenues increased $81,000 to $486,000 or 37 percent for the fiscal year ended June 30, 1995 from $405,000 or 15 percent for the fiscal year ended June 30, 1994. This increase was due to the reduction in training costs and significantly reduced low margin hardware sales.

 Operating expenses decreased by 15 percent or $501,000 to $2,479,000 for the fiscal year ended June 30, 1995 from $3,251,000 for the fiscal year ended June 30, 1994. Of this, $382,000 is a decrease in sales and marketing expenses. This decrease is primarily the result of a reduction od the Company's internal sales representatives and lower selling costs associated with direct sales. The Company's sales effort has shifted to independent sales representatives and dealers. General and administrative expenses decreased $202,000 to $1,450,000 at June 30, 1995 from $1,652,000 at June 30,
1994. This decrease is due primarily to reduced personnel in finance and administration as wel as technical support. The Company's research and development costs increased by $82,000 due to the Company expensing a larger percentage of courseware development costs.

 Operating income increased by $4,133,000 to income of $933,000 for the fiscal year ended June 30, 1995 from a loss of $3,200,000 for the fiscal year ended June 30, 1994.

 Net interest epxense increased by $11,000 to $756,000 for the fiscal year ended June 30, 1995 from $745,000 for the fiscal year ended June 30, 1994. This increase was primarily the result of interest on higher debt levels, including interest accrued on convertible subordinated debentures and interest on $5,500,000 of related party debt. Effective June 30, 1995, all related party debt was cenverted into a combination of Series C non-convertible preferred stock and common stock. Additionally, in this transaction over $1.0 million in accrued, unpaid interest, was forgiven and recognized as an extraordinary gain on the fiscal year ended June 30, 1995 income statement.

 The net income for the Company increased $4,575,000 during the fiscal year ended June 30, 1995 to income of $1,219,000 from a loss of $3,356,000 for the fiscal year ended June 30, 1994.

Liquidity and Capital Resources:

 The Company ended June 30, 1995 with liquid assets (cash, accounts receivable and contract receivable) of $1,744,000, an increase of 14 percent or $212,000 from June 30, 1994 when liquid resources were $1,532,000. Accounts receivable increased $362,000 or 28 percent to $1,648,000 at June 30, 1995 from $1,286,000 at June 30, 1994. This increase was the result of increased sales in the fourth quarter of the fiscal year ended June 30, 1995. Casdh decreased by $130,000 primarily due to the more timely payments of commissions made to independent sales representatives during this fiscal year, versus the delayed payments made last fiscal year to direct sales representatives.

 Current assets increased by $129,000 or 7 percent to $1,868,000 at June 30, 1995 from $1,739,000 at June 30, 1994. This increase was the result of a $362,000 increase in accounts receivable discussed above which was partially offset by a decrease of $233,000 in cash, inventory and other current assets.

 The increase in long-term assets of $242,000 or 5 percent, to $4,733,000 at June 30, 1995 from $4,491,000 at June 30, 1994 was due primarily to an increase in courseware development costs of $436,000 net of amortization. The decline in fixed assets of $173,000 was due to the normal depreciation of fixed assets.

 Current liabilities decreased by $6,437,000 to $1,237,000 at June 30, 1995 from $7,584,000 at June 30, 1994. Of this decrease, %5,500,000 resulted from the conversion of related party debt to a combination of series C non-convertible preferred stock and common stock. Additionally, in this transaction over $1.0 million in accrued, unpaid interest, was forgiven and recognized as an extraordinary gain in the fiscal year ended June 30, 1995 income statement. This transaction was the primary reason for the net decrease in both accounts payable and accrued interest payable to related parties of $687,000. Deferred revenue decreased primarily as a result of the Company lowering its annual renewal fee charged in fiscal year 1995.

 Effective June 30, 1995, the Company converted all related party debt totaling $5,500,000 as discussed above (see Note 3 to the financial statements).

 The Company's working capital balance increased by $6,476,000 to a positive posotion of $631,00 at June 30, 1995 from deficit balance of $5,845,000 at June 30, 1994. This decrease is primarily the result of the conversion of $5,500,000 related party debt into equity and a corresponding net decrease in accounts payable and accrued interest payable to related parties of $687,000. Liquid assets (cash, accounts receivable and contract receivable) of the Company increased by $212,000 during the fiscal year ended June 30, 1995.

 Stockholders' equity increased by $6,719,000 to a positive position of $4,167,000 at June 30, 1995 from a deficit of $2,552,000 at June 30, 1994.
This increase is primarily the result of the conversion of $5,500,000 of related party debt to a combination of Series C non-convertible preferred stock and common stock, and net income of $1,219,000.

 In the opnion of management, debt and equity capital resources should be increased for the Company to pursue its goals in the next twelve months. The Company is addressing the need for longer term growth capital by pursuing new sources of investment funding. While management believes that the Company can continue its current operating strategy without additional funding, cash flows are diffcult to forecasy accurately. Therefore, the Company has no assurance that capital will not be rquired, nor that it will bee available on terms which are acceptable to the Company.

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wasatch Education Systems Corporation:

We have audited the accompanying balance sheet of Wasatch Education Systems Corporation as of June 30, 1995, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial staements referred to above present fairly, in all material respects, the financial position of Wasatch Education Systems Corporation at June 30, 1995 and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1995 the year then ended in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Salt Lake City, Utah
  August 4, 1995


ITEM 7.	Financial Statements
                 Wasatch Education Systems Corporation
                          Balance Sheet

                                                      June 30,1995
Assets
Current assets:
   Cash                                               	$    76,151
   Accounts receivable, net of allowance
   for doubtful accounts of $15,000                      1,648,105
   Contract receivable                                      20,079
   Inventories                                              75,187
   Other current assets                                     48,176
                                                        ----------
     Total current assets                                1,867,698

Equipment, furniture and fixtures, net of
   accumulated depreciation of $659,211                    283,696

Courseware development costs, net of
   accumulated amortization of $1,101,567                4,411,391

Other assets, net                                           38,333
                                                        ----------
      Total assets                                     $ 6,601,118
                                                        ==========

Liabilities and Stockholders' equity

Current liabilities:
 Accounts payable                                     $    316,012
 Accrued employee costs                                    193,190
 Other accrued liabilities                                 360,625
 Deferred revenue                                          367,234
                                                        ----------
      Total current liabilities                          1,237,061
                                                        ----------
Convertible subordinated debentures                      1,197,000
                                                        ==========
Commitments (note 5)

Stockholders' equity:
 Preferred stock, 20,000,000 shares authorized:
   Series A convertible redeemable, 4,439,870 shares
    outstanding, $4,439,870 involuntary liquidation
    value                                               4,665,724
   Series B $.375 cumulative convertible redeemable,
    91,151 shares outstanding, $158,254 liquidation
    value                                                 118,496
   Series C non-convertible, 5,300,000 shares
    outstanding, $5,300,000 preferred liquidation
    value                                               5,300,000
 Common stock, no par value; 200,000,000 shares
    authorized, 3,569,229 shares outstanding           11,744,072
 Accumulated deficit(17,661,235)
                                                       ----------
     Total stockholders' equity                         4,167,057
                                                       ----------
       Total liabilities and stockholders' equity    $ 	6,601,118
                                                       ==========

        The accompanying notes are an integral part of this balance sheet.

                    Wasatch Education Systems Corporation
                         Statements of Operations

                                            Fiscal year        Fiscal year
                                           ended June 30,     ended June 30,
                                                1995               1995
Revenue:
  Courseware license rights                 	$	4,167,357       	$	3,316,095
  Services and other                           1,307,824          2,618,997
                                              ----------         ----------
                                               5,475,181          5,935,092
Cost of revenue:
  Courseware license rights                      970,986          3,670,111
  Services and other                             822,202          2,214,154
                                              ----------         ----------
                                               1,793,188          5,884,265
                                              ----------         ----------
Gross margin                                   3,681,993             50,827

Operating expenses:
  General and administrative                   1,425,985          1,652,185
  Sales and marketing                            989,442          1,371,874
  Research and development                       309,358            227,266
                                              ----------         ----------
                                               2,274,785          3,251,325
                                              ----------         ----------
Income (loss) from operations                    957,208         (3,200,498)

Interest expense, net of interest income         755,761            744,988
Income (loss) before income taxes             ----------         ----------
and extraordinary items                          201,447         (3,945,486)

Income tax benefit (provision)                    (4,029)           189,176
                                              ----------         ----------
Income (loss) before extraordinary items         197,418         (3,756,310)

Extraordinary items, forgiveness of accrued
interest and forgiveness of debt, net of
income tax (provision) benefit of ($20,163)
and $189,176, respectively                     1,021,238            400,182
                                              ----------         ----------
Net income (loss)                              1,218,656         (3,356,128)

Unpaid and undeclared preferred stock
 dividends                                        34,182             56,684
Net income (loss) attributable to             ----------         ----------
 common stockholders                         $ 1,184,474        $(3,412,812)
                                              ==========         ==========
Primary income (loss) per common share:
  Income (loss) before extraordinary items   $       .03        $     (2.00)
  Extraordinary items                                .16                .21
                                              ----------         ----------
  Net income (loss)                          $       .19        $     (1.79)
                                              ==========         ==========
Fully dilutive income (loss) per common
share:
   Income (loss) before extraordinary items  $       .04        $     (2.00)
   Extraordinary items                               .08                .21
                                              ----------         ----------
   Net income (loss)                         $       .12        $     (1.79)
                                              ==========         ==========
Weighted average common and common
   equivalent shares outstanding
     Primary                                   6,347,012          1,902,563
     Fully dilutive                           12,299,683          1,902,563
                                              ==========         ==========

          The accompanying notes are an integral part of these statements.

                                  Wasatch Education Systems Corporation
                                   Statements of Stockholders' Equity
                            For the Fiscal Years Ended June 30, 1995 and 1994
                                        (Dollars in Thousands)

                               Series A              Series B          Series C
                                                                                                                        Total
                            Preferred Stock      Preferred Stock     Preferred Stock    Common Stock     Accumulated  Stockholders'
                           Shares     Amount     Shares    Amount   Shares   Amount   Shares   Amount     Deficit       Equity
Balance at June 30, 1993   2,875,546  $2,814    1,592,521  $1,460      -     $ -     1,902,563  $11,544  $(15,524)   $    295
 Issuance of Series A
  convertible preferred
  stock, net of issuance
 costs of $152,634           659,980     510                                                                              509
 Conversion of Series B
to Series A convertible
  preferred Stock            904,344   1,342   (1,501,370) (1,342)                                         (3,356)     (3,356)
 Net loss                  ---------------------------------------------------------------------------------------------------
Balance at June 30, 1994   4,439,870   4,666       91,151     118     -        -    1,902,563    11,544   (18,880)     (2,552)
Issuance of series C
  preferred stock in
  conversion of debt to
  equity                                                           5,300,000  5,300                                     5,300
 Issuance of common stock
  in conversion of debt
  to equity                                                                         1,666,666      200                    200
 Net income                                                                                                 1,219       1,219
                           --------------------------------------------------------------------------------------------------
Balance at June 30, 1995   4,439,870  $4,666     91,151  $ 118    5,300,000 $ 5,300 3,569,229  $11,744   $(17,661)    $ 4,167
                           ==================================================================================================

                  The accompanying notes are an integral part of these statements.

                           Wasatch Education Systems Corporation
                                Statements of Cash Flows

                                             Fiscal year       Fiscal Year
                                            ended June 30,    ended June 30,
                                               1995               1994
Cash flows from operating activities:
  Net income (loss)                         	$	1,218,656     	$(3,356,128)
    Adjustments to reconcile net income
     (loss) to net cash provided by
     (used in) operating activities:
      Depreciation and amortization            1,036,922        1,482,963
      Write-off of courseware development
      costs                                        -            2,116,562
       Extraordinary gains from forgiveness
        of debt and accrued interest          (1,041,581)        (589,359)
      Increase (decrease) in cash from:
          Accounts and contract receivable      (341,000)        (159,006)
          Inventories                             29,990           62,360
          Other current assets                    52,938           61,616
          Accounts Payable                      (227,360)         315,140
          Accrued liabilities                    541,572         (189,839)
          Deferred revenue                      (119,618)          55,674
      Net cash provided by (used in)          -----------       ----------
       operating activities                    1,149,646         (196,017)

Cash flows from investing activities:
  Purchase of equipment, furniture and
   fixtures                                      (30,346)         (95,307)
  Additions to courseware development
   costs                                      (1,269,193)      (2,455,070)
  Decrease in other assets                        20,000          108,270
                                              -----------      -----------
    Net cash used in investing activities     (1,279,539)      (2,442,107)

Cash flows from financing activities:
  Net borrowings under notes payable to
   related parties                                 -            2,207,284
  Proceeds from issuance of Series A
   preferred stock, net of issuance
    costs of $152,634                              -              509,665
                                               ----------      -----------
    Net cash provided by financing activities      -            2,716,949

(Decrease) increase in cash                     (129,893)          78,825

Cash at beginning of year                        206,043          127,218
                                              -----------      -----------
Cash at end of year                          	$  	76,150      	$ 	206,043

Supplemental disclosure of cash flow
  information:
    Cash paid for interest	                   $ 	161,595      	$ 	658,054
    Cash paid for income taxes	               $	   2,366	      $  	11,131

Supplemental disclosure of noncash
  investing and  financing activities:
    Conversion of Series B preferred
      stock to series A preferred stock	      $    	-	         $1,342,097
    Issuance of Series C preferred stock
      in conversion of debt to equity	        $	5,300,000	     $   	-
    Issuance of common stock in conversion
      of debt to equity                      	$  	200,000     	$   	-


         The accompanying notes are an integral part of these statements.

                   Wasatch Education Systems Corporation
                     Notes to Financial Statements

Note 1  DESCRIPTION OF BUSINESS

	Wasatch Education Systems Corporation (the "Company") develops and markets computer-aided instructional systems for the pre-school, elementary, high school, secondary adult education and home school markets. Schools utilize the Company's products to offer students self-paced, individualized courses in reading, writing, science, mathematics, life skills and high school equivalency ("GED") test preparation. The Company grants credit to customers
, substantially all of whom are school districts located within th United
States.

	Effective June 30, 1995 an agreement with one of the Company's founding investors was finalized, wherein $5.5 million in debt was exchanged for a combination of Series C non-convertible preferred stock and common stock.

	In addition to these financing arrangements, the Company has taken and will continue to take action to improve prifitability. Since June 30, 1992, the
Company's new management team has substantially revised the Company's strategic direction. The Company has restructured its sales and training departments, established relationships with outside dealer organizations and has plans to expand more rapidly into the catalog and adult education markets as well as continuing to emphasize the school market. Management has taken steps to significantly reduce operating costs by reducing headcount, revising software development plans to reduce development costs and the time to market for new products, and renegotiating development contracts with outside developers. The Company is subject to a number of risks associated with companies in a similar stage of operations including dependence on key individuals, potential competition from larger more established companies and the need to maintain adequate sources of financing.


Note 2  SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

	The Company recognizes revenue in accordance with the provisions of Statement of Position No. 91-1, "Software Revenue Recognition."

	The Company sells computer educational software systems consisting of license rights to proprietary courseware, instructional materials, nonproprietary software and third party vendor software. Customer training and support and software updates are usually included with licenses of initial systems. In addition to selling computer education systems to new customers, the Company receives revenue from annual fees for customer training, support, maintenance, and software updates, as well as from ongoing sales of consumables. Revenue from the initial sale of computer education systems to customers is recognized on the date of shippment while revenue relating to training and support, which is based on the fair value of such services, is deferred and recognized when post contract services have been performed, generally within one year.

	Revenue related to customer support and software maintenance renewals is recognized over the period such services are provided. Revenue related to the sale of instructional material is recognized when the material is shipped.

Cash and Cash Equivalents

	As of June 30, 1995, the Company had demand deposits and money market accounts totaling $138,000 with First Interstate Bank Corporation. These balances exceed the $100,000 limit for insurance by the Federal Deposit Insurance Corporation.

Inventories

	Inventories, consisting primarily of finished goods, are recorded at the lower of cost (first-in, first-out method) or market value and include courseware, textual materials and third party computer software.

Equipment, Furniture and Fixtures

	Equipment, furniture and fixtures are recorded at cost. Major additions and improvements are capitalized, while minor replacements, maintenance and repairs that do not increase the useful lives of the property are expensed as incurred.

	Depreciation is provided using the straight-line method over the estimated useful lives of the property, which range from three to five years.


Courseware Development Costs

	Courseware development costs incurred subsequent to establishment of technological feasibility are capitalized in the accompanying balance sheet. Technological feasibility for the Company's computer courseware products is based upon achievement of a detailed program design free of high-risk development issues. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized courseware development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross revenues, estimated economic life and changes in technology. For the fiscal years ended June 30, 1995 and 1994, the Company invested approximately $1,269,000 and $2,455,000, respectively, in the development of several new product lines, some of which began shipping during the fiscal year ended June 30, 1995. The Company has approximately $1,224,000 of unamortized costs related to current year products. No inetrest was capitalized during the fiscal years ended June 30, 1995 and 1994. During the fiscal year ended June 30, 1994, the Company determined it was appropriate to write off #2,117,000 in costs associated with its MS-DOS based software due to the introduction of its new MS-Windows based software that now represents the primary focus of the Company's marketing effort.

	Amortization of capitalized courseware development costs begins when the courseware is first sold and is calculated using the straight-line method over five years, the estimated economic lives of the products. Amortization expense for the fiscal years ended June 30, 1995 and 1994 was approximately $834,000 and $1,253,000, respectively. As of September 1, 1993, the Company determined that the appropriate economic useful life for its products was five years as opposed to three years previously used. Accordingly, the Company prospectively revised the remaining lives of its products from three to five years. This revision caused the reported loss for the fiscal year ended June 30, 1994 to be less than it otherwise would have been by approximately $240,000, after the effects of income taxes.

Income (Loss) Per Common Share

	Primary income per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. For purposes of primary income (loss)
per common share, common stock equivalents include shares issuable upon conversion of the Company's convertible preferred stock but exclude outstanding stock, warrants and options. Fully diluted income (loss) per common share is computed based on the weighted average number of shares of common stock equivalents outstanding during the year and include the shares issuable upon conversion of the Company's convertible preferred stock and the exercise of all dilutive warrants and options outstanding.


Note 3  DEBT

	The Company competed two private placements of convertible subordinated debentures during 1990 and received a total of $3,670,000. Such debentures are redeemable by the Company upon not less than 30 days nor more than 60 days written notice. Interest is payable each March, June, September and December. The debentures were convertible into Common Stock of the Company during April 1993 and 1994 at conversion prices of either $19.50 or $21.60 per share, however no such conversions took place. The debentures are subordinated to all present and future debt of the Company. At June 30, 1995, $1,197,000 of the debentures remain outstanding. The debentures, originally due July 1, 1995, have been extended to July 31, 1996. The extension was ratified by the 66 2/3 percent majority vote requires by debenture holders.

On July 1, 1993, the Company negotiated settlement with a vendor for full discharg of an outstanding obligation of $533,228. Under the terms of this agreement, the Company was required to pay $50,000 in five monthly installments of $10,000 each beginning August 1, 1993. The $483,228 difference between the liability discharge and the settlement (net of $155,000 of income taxes) was recognized as an extraordinary gain in the fiscal year 1994 financial statements.

	On January 12, 1994, the Company negotiated a settlement with a vendor for full discharge of an outstanding obligation totaling $106,130. The discharge of the outstanding obligation (net of $34,068 of income taxes) was recognized as an extraordinary gain in the fiscal year 1994 financial statements.

	Effective June 30, 1995, an agreement with certain of the Company's principal stockholders was finalized wherein $5.5 million in debt was exchanged for a combination of 5,300,000 shares of Series C redeemable Preferred Stock and 1,666,666 shares of Common Stock. The Series C Redeemable Preferred Stock was exchanged at a price of $1 per share and the Common Stock was exchanged at a price of $.12 per share. Certain warrants were issued and amended in connection with the conversion (see Note 6). Additionally, $1,041,401 of accrued interest was forgiven resulting in extraordinary income for the fiscal year ended June 30, 1995.

Note 4  INCOME TAXES

	Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS
No. 109 requires the use of the liability method for financial reporting purposes which differs from the deferred method previously required by generally accepted accounting principles. The adoption of SFAS No. 109 had no effect on the Company's financial statements since a valuation allowance has been provided against all deferred tax assets. The provision for income taxes for the year year ended June 30, 1995 includes the following components:


Current Tax Provision:
Federal                                $371,000
State                                    69,000
                                       --------
                                        440,000
                                       --------
Deferred Tax Provision:
Federal                                  22,000
State                                     4,000
                                       --------
                                         26,000
                                       --------
                                        466,000
Less benefit from utilization of
net operating loss carryforward        (442,000)
                                       --------
                                         24,000
Less provision related to
extraordinary items                     (20,000)
                                       --------
Provision for income taxes                4,000
                                       ========

The components of and the changes in deferred tax assets for the fiscal year ended June 30, 1995 are as follows:

				                                      Deferred
                          		June 30,     	(Expense)	    June 30,
	                           		1994	        Benefit	       1995
Tax net operating loss    	$4,868,000   	$(496,000)   	$4,372,000
Revenue deferred for
	financial reporting         	185,000     	(45,000)      	140,000
Reserves and accrued
	liabilities	               			22,000	      19,000        	41,000
                           ----------					---------     ---------
Total deferred tax assets 	 5,075,000    	(522,000)  	  4,553,000

Valuation allowance	       (5,075,000)	    522,000   	 (4,553,000)

Net deferred tax assets   	$   	-       	$   	-       $     	-
                        		========================================

	As of June 30, 1995, the Company has available net operating losses for Federal income tax purposes and financial reporting purposes of approximately $11,506,000 and $13,681,000, respectively. The tax net operating losses will begin expiring in 2004. Net operating losses for tax purposes differ from net operating losses for financial reporting purposes primarily as a result of the accounting treatment for accrued liabilities and deferred revenue.

	The following table summarizes the appropriate net operating losses available to the Company for Federal income tax purposes.

                    	Year	         	             		Expiration
               	   of Loss	    	  	Amount			         	Date
                  ---------      -----------       ----------
                	12/31/1989     	$	2,488,000		    	12/31/2004
                	12/31/1990	      	1,428,000	     	12/31/2005
                	12/31/1991      		3,857,000	     	12/31/2006
                 	6/30/1992      		2,849,000      		6/30/2007
                 	6/30/1993	   	     341,000	      	6/30/2008
                 	6/30/1994	     	   543,000	      	6/30/2009

Total tax net operating loss     -----------
 carryforwards		                 $11,506,000
                                 ===========

	Certain of these net operating losses may be limited by ownership changes which occurred on August 17, 1988, and June 30, 1993 based on Section 382 of the Internal Revenue Code.

Note 5  COMMITMENTS

	The Company leases its facilities and certain equipment under noncancelable operating leases. As of June 30, 1995, the minimum future rentals to be paid under the leasing arrangements amount to $93,000, $15,000, and $4,000 for the years ending June 30, 1996, 1997 and 1998, respectively. The Company's facilities lease expires on March 31, 1996. Rent expense was $142,000 and
$166,000 for the fiscal year ended June 30, 1995 and 1994, respectively.

	During 1990, the Company signed a contract with Education Testing Service ("ETS") which required the Company to develop curricula to help facilitate the passing of the National Teachers Exam. The contract required ETS to fully fund up to $2,000,000 of the development costs for the program. Costs in excess of $2,000,000 and less than $3,669,000 would be partially funded by the Company and costs exceeding $3,669,000 would be totally funded by the Company. The Company will owe ETS a royalty for all of the product sold by the Company. The Company will recieve a royalty for all of the product sold by ETS after ETS has recovered its advance against royalties.

	The Company has entered into several agreements which provide for royalty payments by the Company based on net sales of certain software products. The Company recognized royalty expense of $127,000 and $195,000 during the fiscal years ended June 30, 1995 and 1994, respectively.


Note 6  STOCKHOLDERS' EQUITY

Series A Preferred Stock

	Pursuant to a private offering memorandum dated May 5, 1993, the Company issued 4,439,870 shares of Series A Convertible Redeemable Preferred Stock ("Series A Preferred Stock") to accredited investors and a limited number of non-accredited investors at $1.00 per share; of which 1,121,500 shares were issued for cash, 2,000,000 shares were issued for the conversion of related party debt and 1,318,370 shares were issued for the conversion of Series B Preferred Stock.

	The Series A Preferred Stock is convertible at any time into Common Stock at the conversion ratio of one Common Share for one Series A Preferred Share.
The Series A holder is not entitled to any dividends. Series B Preferred Stockholders who converted to Series A waived their rights to any dividends upon conversion. Series A Preferred Stock has no voting rights except in matters directly related to the Series A Preferred Stock.

	The Series A Preferred Stock is redeemable at any time or from time to time by the Company upon 90 days prior written notice and payment to the holder of
$1.00 per share. Shareholders are entitled, at their option, to convert their shares of Series A Preferred Stock into Common Stock of the Company prior to the stated redemption date.

	Upon the dissolution or liquidation of the Company, or upon any distribution of its assets by way of return of capital, the holders of the Series A Preferred Stock are entitled to receive and be paid an amount equal to $1.00 per share before any sum shall be paid to, or any assets distributed among, holders of Common Stock.

Series B Preferred Stock

	The Series B $.375 Cumulative Convertible Redeemable Preferred Stock ("Series B Preferred Stock") is convertible at any time into restricted Common Stock of the Company at the conversion rate of one common share for each six shares of Series B Preferred Stock. However, each share of Series B Preferred Stock issued in exchange for the debentures which had a conversion privelage to Common Stock at the rate of $19.50 per share (instead of the $21.60 per share conversion rate which pertains to all other debentures) is entitles to convert such shares of Series B Perferred Stock into Common shares of the Company at the rate of one Common Share for each five shares of Series B Preferred Stock. As of June 30, 1995, only 91,151 shares of the Series B Preferred Stock remained outstanding after the conversion of 1,866,534 shares to Series A Preferred Stock. The Seire B Prefereed Stock has no voting rights excepte in matters directly related to the Series B Preferred Stock.

	The Series B Preferred Stock is redeemable at any time or from time to time by the Company upon 90 days prior written notice and payment to the holder of
$1.30 per share, together with the amount of accrued dividends accumulated on such shares on the redemption date. Shareholders are entitled, at their option, to convert their Series B Preferred Stock to Common Stock of the
Company prior to the stated redemption date.

	The holders of the Series B Preferred Stock were entitled to receive cumulative dividends thereon at the rate of $.2025 per annum for each share, which rate increased to $.375 per annum per share effective June 1, 1994, for all Series B Preferred Stock then outstanding, as and when declared by the Board of Directors. The Company has the option to pay these dividends to shareholders who elect to convert their Series B Preferred Shares to Common Shares, in cash, Common Stock or any combination of cash and Commmon Stock.

	At June 30, 1995, accumulated unpaid dividends on Series B Preferred Stock were $90,866. In accordance with the Company's Articles of Incorporation, the Company may only declare and pay dividends out of unreserved and unrestricted surplus. Surplus is the excess of the net assets of a corporation over its stated capital. At June 30, 1995, no dividends have been declared or paid as the Company had an accumulated deficit of $17,661,235.

	Upon the dissolution or liquidation of the Company, or upon any distribution of its assets by way of return of capital, the holders of the Series B
Preferred Stock shall be entitled to receive and be paid an amount equal to
$1.30 per share, plus all unpaid accumulated dividends thereon, without interest, before any sum shall be paid to or any assets distributed among the holders of the Common Stock.


Series C Preferred Stock

	The Series C Redeemable Preferred Stock ("Series C Preferred Stock") has a par value of $1 per share, has no voting rights and is not convertible into shares of Common Stock or other preferred stock. Effective June 30, 1995
5,300,000 shares of Series C Preferred Stock are reflected as outstanding, although the physical certificates will be issued subsequent to that date.
The holders of Series C Preferred Stock are entitled to receive dividends at the rate of $.10 per annum for the first five years subsequent to that date.
The holders of series C Preferred Stock are entitled to receive dividends at the rate of $.10 per annum for the first five years subsequent to June 30, 1995. However, during this first five year epriod, dividends shall not be cumulative and shall be payable when and if declared by the Board of Directors. After the expiration of five years, dividends shall accrue on a cumulative basis and must be declared, set apart and paid in each ensuing year before payment of any dividends on Series B Preferred Stock or Common
Stock.

	The dividends that accrue on a cumulative basis will do so at a rate that increases from the initial $.10 per annum by the sum of (1) $.02 per share plus (2) $.02 per share multiplied by the difference between the number of one year periods elapsed since June 30, 1995 and the number of annual dividends of at least $.10 per share which were in fact paid during the first five years after June 30, 1995.

	The Company has the right to redeem its Series C Preferred Stock at any time by paying the redemption price as defined in the stock purchase agreement, which is $1.10 per share during the first year subsequent to June 30, 1995.
Thereafter, this redemption price is adjusted each year by adding to the previous redemption price an amount equal to (1) $.10 per share plus (2)
$.01 per share multiplied by the difference between the number of years elapsed since June 30, 1995 and the number of annual dividends paid in an amount of at least $.10 per share during the first five years after June 30,
1995, plus (3) an amount equal to all accrued and unpaid dividends.

	Upon the dissolution or merger of the Company, holders of the Series C Preferred Stock are entitled to receive an amount equal to the redemption price which was in effect prior to the commencement of the current year before any amounts are paid to the holders of Series A Preferred Stock, Series B Preferred Stock or Common Stock. For the first year subsequent to June 30, 1995, the liquidation preference is $1 per share.


Stock Warrants

	The following table summarizes warrants outstanding at June 30, 1995.

            Warrants Outstanding
              at June 30, 1995       Expiration Dates      Exercise Price
                103,173            12/31/94 - 12/31/96     $4.20 - $9.00
                381,680               6/30/2000                $1.31
                775,714               8/31/98                   $.50
              3,773,092               6/30/2000                 $.50
              ---------
              5,033,659
              =========

	During the fiscal year ended June 30, 1994, the Company issued warrants to purchase 600,000 shares of Common Stock at a price of $.50 per share in connection with the extension of due dates on related party debt. In connection with the exchange of debt for Series C Preferred Stock and Common
Stock discussed in Note 3, 489,490 additional warrants with an exercise price of $.50 per share were issued. Existing warrants totaling 3,665,082 with expiration dates ranging from April 1997 through February were amended to extend the expiration dates to June 30, 2000. The exercise price of all of these warrants exceeded the fair market value of the COmpany's Common Stock as of their grant dates.

Stock Options

The following table summarizes stock option activity for all stock option plans combined.

                                       Fiscal                 Fiscal
                                     Year ended             Year ended
                                    June 30, 1995          June 30, 1994

Number of options:
 Outstanding at the beginning
  of the year                        1,791,428               1,505,198
 Granted                                 -                   1,661,000
 Exercised                               -                       -
 Canceled or expired                  (392,910)             (1,374,770)
  Outstanding at the end             ---------               ---------
   of the year                       1,398,518               1,791,428
                                     =========               =========
Option price range per share:
 Outstanding at the beginning
  of the year                        $.50-$3.00             $.50-$3.00
 Granted                                 -                  $.50-$0.60
 Canceled or expired                 $.50-$3.00             $.50-$3.00
 Outstanding at the end
   of the year                       $.50-$3.00             $.50-$3.00

	The Company has granted nonqualified stock options to officers and employees under the 1989 Stock Option Plan. On March 14, 1991, the Board of Directors approved a repricing of all non-performance based options issued to officers and employees with exercise prices in excess of $3.00 to be repriced to $3.00, that all three part performance based options issued prior to March 14, 1991 be repriced to $3.00 and that the option agreement be amended to reflect an eight year vesting schedule with one-eighth of the option vested at the end of the first year and the remainder vesting monthly on a proportional basis. For each profitable quarter, one-third of the options subject to the eight year vesting will accelerate to a four year vesting beginning with the first day of the profitable quarter. Certain performance options issued in 1988 were repriced to $3.00 and amended to reflect an eight eyar vesting effective on the issue date with one-sixth of the total accelerated to four years when any consecutive three quarter period results in a 50% increase in cumulative gross profit over the same period twelve monthe earlier.

On March 14, 1991, the Company issued 33,689 options to employees at a price of $3.00 per share, with vesting according to the three part performance plan discussed above. On the same date, the Company also issued 25,000 options to an officer of the Company at a price of $3.00 per share, which is subject to an eight year vesting with six performance triggers related to gross profit also discussed above.

 On January 12, 1994, the Company adopted the 1994 Executive Officer Stock Option Plan (the "EOSO Plan") and reserved 1,750,000 shares of Common Stock for issuance thereunder. A summary of the EOSO PLan is a follows:

 The EOSO plan permits the granting of options that are intended to qualify either as Incentive Stock Options ("ISOs") or Nonqualified Stock Options ("NQSOs"). The option exercise price for each ISO must be no less than 100% of the "fair market value" (as defined in the EOSO Plan) of a share of Common Stock at the time such option is granted (except in the case of a 10% stockholder, in which case the exercise price must be no less than 110% of the fair market value). The exercise price for each NQSO option is determined by the Committee at the time of grant.

 As of June 30, 1995, 1,190,000 options had been granted to officers and directors. Of these, 1,020,000 options were granted at an exercise price of $.50 per share and 170,000 options were granted at an exercise price of $.60 per share, which was the fair market value on the respective dates of grant. The options for 1,020,000 shares of Common Stock were fully vested as of March 1994. The options for 170,000 shares become exercisable as to 33 1/3 percent of the total option shares at option grant date, and shall be exercisable as to an additional 1/36th of the total option shares at each one month interval thereafter until the option is exercisable with respect to 100% of the total option shares. The option shall expire ten years from date of grant.

	On January 12, 1994, the Company adopted the 1994 Employee Stock Option Plan
(the "ESOP Plan") and reserved 300,000 shares of Common Stock for issuance thereunder. The ESOP Plan permits the granting of options that are intended to qualify either as ISOs or NQSOs. The exercise price for each ISO option must be no less than 100% of the "fair market value"(as defined in the ESOP
Plan) of a share of Common Stock at the time such option is granted (except in the case of a 10% stockholder, in which case the exercise price must be no less than 110% of the fair market value). The stock exercise price for each
NQSO option is determined be the Committee at the time of grant.

 As of June 30, 1995, 81,000 options had been granted to employees at $.60 per share, which was the fair market value at the date of grant. The options become exercisable as to 25 percent of the total option shares at date of grant, and shall be exercisable as to an additional 1/48th of the total option shares at each one month interval thereafter until the option is exercisable with respect to 100% of the total option shares. The options expire ten years from date of grant.

	The EOSO and ESOP Plans are administered by a committee of the Board (the "Committee") consisting of at least two members of the Board who are "disinterested persons" as that term is defined under the Securities and Exchange Act. Subject to the terms of the EOSO and ESOP Plans, the Committee determines the persons who are to receive options, the number of shares subject to each option and the terms and conditions of such option. The
Committee also has the authority to construe and interpret any provisions of the EOSO and EOSP Plans or any option granted thereunder.

	Due to the lack of stockholder ratification, both the 1994 EOSO plan and the 1994 ESOP plan lapsed. New EOSO and ESOP plans were adopted on September
30, 1995. These 1995 plans are identical to the 1994 plans in all respects.
All options granted under the 1994 plans were granted again under the 1995 plans, with identical terms including a vesting schedule based on the original January 12, 1994 issuance date. Options were not granted to any employees who have left the employment of the Company. Options granted to Officer and Directors under the 1995 EOSO Plan on September 30, 1995 were identical to those listed as outstanding on June 30, 1995. Options granted to employees on Setpember 1, 1995 were identical in terms as those outstanding as of June 30, 1995; however, the number of options granted under the 1995 plan numbered only 56,000 compared to 81,000 options outstanding as of June 30, 1995, due to the termination of certain employees.

Note 7  401(k) PLAN

 The Company adopted a 401(k) salary deferral plan (the "Plan") during 1990, covering substantially all employees. While the plan allows for Company contributions, none were made during the fiscal years ended June 30, 1995 and 1994. The Company paid expenses on behalf of the Plan for 1995 and 1994 which were nominal and included only administration costs.



Note 8  SIGNIFICANT CUSTOMERS

 The Company sells its products and services almost exclusively to school districts and other governmental organizations located across the continental United States, principally in California, Illinois, Indiana, Missouri and Texas. Historically, the Company has experienced a low level of uncollectible accounts receivable and expects this trend to continue in the future. During the fiscal years ended June 30, 1995 and 1994, ten percent or more of the Company's revenues were generated from individual customers as follows:

                       					Fiscal year ended     		Fiscal year ended
                            					June 30,              		June 30,
                             						1995	                  	1994

Sales to Customer A          				$291,000             			$978,000
Percentage of Total Revenues      		5%                    		18%

Sales to Customer B	          			$721,000	             		$ 	-0-
Percentage of Total Revenues	     	13%

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 On January 14, 1994, Wasatch Education Systems Corporation dismissed its independent accountant, Ernst & Young, LLP and engaged Arthur Andersen LLP as its new independent public accountants.

 Ernst & Young LLP's report on the financial statements for fiscal years 1993 and 1992 did not contain an adverse opinion, or disclaimer of opinion and was not modified or qualified in any way. There were no disagreements with Ernst
& Young, LLP with respect to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

 The decision to change accountants was recommended and approved by the Company's Board of Directors.

FORM 10-KSB

PART III

ITEM 9: 	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF
         REGISTRANT; Compliance with Section 16(a) of the Exchange Act.

 The following table lists certain information regarding the executive officers and directors of the Company as of June 30, 1995.

Name	                   			Age		                     	Position
Barbara Morris	          		47        		Chairman of the Board of Directors
                                 						President and Chief Executive Officer

Gregory George	           	46        		Director

Jeffrey Keimer		          	52        		Director, Secretary

Carolyn Poe	             		55        		Director

Carol Hamil		             	47	        	Vice President of Development

Ralph Brown             			45        		Chief Financial Officer

	Barbara Morris has been President, Chief Executive Officer and a director of the Company since February 1992 and was elected to the position of the
Chairman of the Board of Directors in February 1995. She was President of
Tapestry Learning, a wholly-owned subsidiary of Jostens Learning Corporation, both educational software companies, from March 1990 to October 1991. From
May 1986 to March 1990, Ms. Morris was Vice President of Sales and Marketing
for Prescription Learning Corporation, an educational company, and Jostens
Learning Coorporation.

	Gregory George has been a Vice President of TFI since August 1985 and has been a general partner of Technology Funding Limited since July 1987. Mr.
George is a director of ViewLogic, Inc., a public corporation.

	Jeffrey Keimer has been the Company's Corporate Secretary since February 1992 and a director since August 1991. Mr. Keimer has been President and Chief Executive Officer of Ally International Securities, a broker dealer and a member of the National Association of Securities Dealers, Inc. (the
"NASD"), since 1987.

	Carolyn Poe has been a Vice President of TFI since August 1993. She was a senior Vice President of the Boston Company, an investment management company
, from January of 1990 Ms. Poe was a Vice President of Silicon Valley Bank.

 Carol Hamil been the Company's Vice President of Development since January 1992. Previously, she served as Vice President of Development for Tapestry Learning, a wholly-owned subsidiary of Jostens Learning Corporation, from March 1990 to January 1992. From 1984 to 1990, Ms, Hamil served as Director of Language Arts and software designer for Prescription Learning Corporation.

	Ralph Brown has been the Company's Chief Financial Officer since April 1993.
Prior to joining the Company, Mr. Brown was Chief Financial Officer for
Conpack Inc., a packaging company, from January 1986 until March 1993.

ITEM 10:           EXECUTIVE COMPENSATION

	The following table sets forth all compensation awarded to, earned by, or paid for services rendered in all capacities to the Company for the fiscal year ended June 30, 1995 by (i) the Company's Chief Executive Officer and
(ii) the Company's other executive officers whose annual salary and bonus exceeded $100,000 (the "Named Officers").

                              	Summary Compensation Table

   Name and 		        Annual Compensation(1)     Long-Term Compensation Awards
   Principal
   Position 	       Year  Salary($)   Bonus($)              Options(#)
Barbara Morris  	   1995  	175,000	    	-0-                  		-0-
President and Chief	1994	  175,000	    	-0-               		680,000(2)
Executive Officer  	1993  	120,000   	102,400	              680,000(3)

Carol Hamil	        1995  	120,000	    	-0-                  		-0-
Vice President of	  1994  	115,000    	50,000              	340,000(2)
Development        	1993  	100,000    	50,000              	340,000(3)

<F1>
(1) 	The salary and bonus amounts (i) include all amounts attributable to services performed in each fiscal year even if payment for such services was in the next fiscal year, and (ii) excludes all amounts attributable te paid in the indicated fiscal year.
<F2>
(2)	These options were issued in January 1994 to replace options granted in the fiscal year ended June 30, 1993. These options lapsed in January 1995 due to the lack of shareholder ratification. On September 30, 1995, replacement options in the same amount and terms were issued under the new 1995 EOSO plan
; however, based on the original Board of Directors grant of these options, they survived the lapse of the 1994 EOSO plan as Non-Qualified Stock Options with similar terms.
<F3>
(3)	These options were canceled and replacement options in the same amounts were issued in January 1994.

	The following table sets forth certain information concerning stock options granted during the fiscal year ended June 30, 1995 to the Named Officers:

                       Option Grants in Last Fiscal Year

                               Individual Grants

                                 Percent of Total
                                Options granted to
                   Options          Employees        Exercise    Expiration
Name              Granted(#)     in Fiscal Year   Price($/share)    Date

    No options were granted in fiscal year 1995.

	The following table sets forth information regarding exercises of stock options during the fiscal year ended June 30, 1995 by the Named Officers and presents certain information with respect to the number of shares covered by both exercisable and unexercisable stock options held on June 30, 1995 by each of the Named Officers. Also reported are values for "in-the-money" stock options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of the Common Stock as of June 30, 1995 ($0.125) based upon the average bid price reported by the National Quotation Bureau, Inc.

        	Aggregated Option Exercises in Last Fiscal Year and Fiscal
                         Year-End Option Values

                                                                 Value of
                                      Number of                 Unexercised
           Number                    Unexercised               In-the-Money
          of Shares                     Options                    Options
          Acquire                      at Fiscal                  at Fiscal
            on       Value            Year-end($)               Year-end($)
Name      Exercise  Realized   Exercisable  Unexercisable   Exercisable Unexercisable
Barbara
Morris      -          -          680,000      -0-            -0-           -0-

Carol
Hamil       -          -          340,000      -0-            -0-           -0-


ITEM 11:    SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT

 The following tables set forth the number of shares beneficially owned as of June 30, 1995 by (i) each Director of the Company, (ii) each Named Officer(as defined below), (iii) all executive officers and directors as a group and (iv) all persons known to the Company to be beneficial owners of more than five percent of the Company's outstanding shares of Common Stock and Preferred Stock, respectively:

      	Common Stock
	                                  	Number
                                 	of Shares	              Percentage of
                                	Beneficially          	Outstanding Shares
Name of Beneficial Owner	        	Owned (1)            	of Common Stock (2)
Technology Funding, Inc.(3)      	7,465,517                   	86.5
2000 Alameda de las Pulgas
San Mateo, CA 94403

Loyalhanna Venture Fund (formerly  	417,254                   	11.5
Trivest Venture Fund) (4)
223 4th Avenue, 17th Floor
Pittsburgh, Pa.

Barbara Morris (5)                 	680,000                   	19.1
5250 South 300 West
Salt Lake City, Utah  84107

Jeffrey Keimer (6)                  235,629                    	6.6
702 Marshall Road
Redwood City, California 94063

Carol Hamil (7)                    	340,000                    	9.5
5250 South 300 West
Salt Lake City, Utah 84107

Ralph Brown (8)                    	146,761                    	4.1
5250 South 300 West
Salt Lake City, Utah 84107

Directors and Executive Officers 	1,401,493	                   35.2
as a group (6 persons) (9)




		Preferred Stock

                                      Number
                                    of Shares               Percentage of
Name of Beneficial                 Beneficially        Outstanding Shares of
     Owner                           Owned (1)             Preferred STock

Technology Funding, Inc.(3)
2000 Alameda de las Pulgas
San Mateo, CA 94403                 7,300,000                    53.9

Jeffrey Keimer(6)                       9,629                      *

Directors and Executive
Officers as a group (6
persons) (9)                            9,629                      *

* Less than 1%

<F1>
(1)	Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable. A person is deemed to be the beneficial owner of Common Stock or Preferred Stock, respectively, that can be aquired by such person within 60 days of JUne 30,
1995 upon the exercise of options or warrants.
<F2>
(2)	Each beneficial owner's percentage ownership is determined by assuming options and warrants that are held by such person (but not those held by any other person) and which are exercisable for Common Stock or Preferred Stock, respectively, within 60 days of June 30, 1995 have been exercised.
<F3>
(3)	Ms. Carolyn Poe and Mr. Gregory T. George, directors of the Company, are employees of Technology Funding, Inc., which is a managing partner of
Software Fund II, Technology Funding Partners I, Technology Funding Partners
II, Technology Funding Private Reserve Fund and Technology Funding Secured Investors III (collectively referred to as the "TFI Funds"). Together, these funds own 2,400,486 shares of Common Stock, hold warrants to purchase an additional 3,065,031 shares of Common Stock and own 2,000,000 shares of
Series A Preferred Stock that is convertible on a share for share basis into Common Stock. Additionally, these funds own 5,300,000 shares of Seires C Preferred Stock which is not convertible into Common Stock.
<F4>
(4)	Includes 51,836 shares of Common Stock subject to warrants exercisable within 60 days of June 30, 1995.
<F5>
(5)	Represents 680,000 shares of Common Stock subject to options exercisable within 60 days of June 30, 1995.
<F6>
(6)	Represents 226,000 shares of Common Stock subject to warrants exercisable and 9,629 shares of Series "A" Preferred Stock that is convertible into
Common Stock within 60 days of June 30, 1995.
<F7>
(7)	Represents 340,000 shares of Common Stock subject to options exercisable within 60 days of June 30, 1995.
<F8>
(8)	Represents 146,761 shares of Common Stock subject to options exercisable within 60 days of June 30, 1995.


<F9>
(9)	Includes 9,629 shares of Series A Preferred Stock convertible into
Common Stock within 60 days of June 30, 1995 and 1,020,000 shares of Common Stock subject to options and 226,000 shares of Common Stock subject to warrants exercisable within 60 days of June 30, 1995.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


	During April 1992, Technology Funding Secured Investors III ("TFSI III") extended to the Company a $1,000,000 term loan, bearing interest at 12% per annum and having an initial maturity date of October 1, 1992. In April of 1993, the Maturity Date of the loan was extended to April 1, 1994 and warrants were issued allowing TFSI III to purchase 150,000 shares of Common stock at $0.50 per share. In addition, existing warrants held by various TFI funds were restated to allow TFSI III to purchase 2,000,000 shares of Common Stock at $.50 per share. In April of 1993, the Company borrowed an additional $300,000 from TFSI III, bringing the loan balance to $1,300,000. On April 14, 1994 the Company borrowed an additional $200,000 from TFSI III on a secured promissory note. On April 29, 1994 and again on May 17, 1994 an additional $250,000 was borrowed by issuing secured promissory notes.

	On December 31, 1991, TFSI III extended to the Company a $2,000,000 revolving line of credit (limited to 95% of "eligible" accounts receivable), bearing interest at 12% per annum and having an initial maturity date of November 30, 1992. The maturity date of the loan was extended to December 31, 1993 in April 1993. In connection with this revolving line of credit, the Company granted warrants to TFSI III for 166,667 shares of the Company's Common Stock at $3.00 per share. In April 1993, these warrants were repriced to $.50 per share, and additonal warrants were issued to TFSI III for 166,000 shares of Common Stock at $.50 per share. In JUly 1993, the total amount the Company could borrow under this revolving line of credit increased from $2,000,000 to $3,000,000 for which the Company issued warrants for the purchase of 50,000 shares of Common Stock at an exercise price of $.50 per share. In February 1994, the credit limit under the revolving line of credit was again increased from $3,000,000 to $3,500,000 and the maturity date was extended to June 30, 1994, for which the Company issued warrants for the purchase of 550,000 shares of Common Stock at a price of $.50 per share. Under the new agreement, if net borrowings exceed 95% of eligible receivables a higher interest rate would result to the Company.

	On June 30, 1995, the Company converted all related party debt totaling $5.5 million into a combination of Series C non-convertible preferred stock and common stock. 5,300,000 shares of Series C non-convertible preferred stock were issued with a $1.00 per share face value and a $1.23 preferred liquidation value and 1,666,666 shares of common stock were issued at $0.12 per share. No additional warrants were issued in connection with the conversion.

	FORM 10-KSB

	PART III


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


(A) Exhibits

	3.1 	 Articles of Incorporation*
	3.2	  Bylaws*
	10.5	 Agreement dated October 14, 1987, between Wasatch Education Systems,
       Inc. and Grant Von Harrison*
	10.6	 Agreement dated April 30, 1987, between Dr. Dale Johnson, Bonne vonHoff
       Johnson and Wasatch Education Systems, Inc.*
	10.7 	License Agreement between Harvard Associates, Inc. and Wasatch
       Education Systems*
	10.11	Letter Agreement dated May 21, 1987, between Computerware Consultants,
       Inc., and Wasatch Education Systems for marketing Kinderlogo product*
	10.12	Office Space Lease Agreement dated September 11, 1987, between
       Westbard Corporation and Wasatch Education Systems, Inc.*
	10.13	First, Second and Third Addendum to Office Space Lease Agreement
       between Westbard Corporation and Wasatch Education Systems, Inc.,
       dated March 16, 1989, May 5, 1989 and March 1, 1990, respectively***
	10.15	Preferred Stock Purchase Agreement between Wasatch Education Systems,
       Inc. and Purchasers (Ronald E. Berger, et al.)*
	10.20	Form of Warrant Certificates between Wasatch Education Systems, Ltd.
       and Technology Funding Partners, Trivest Venture Fund and Frank
       Weisser*
	10.21	Amendment to Warrant Certificate of Wasatch Education Systems, Ltd.*
	10.22	Second Amendment to Warrant Certificate by and between Wasatch
       Education Systems Corporation and Technology Funding Partners II,
       dated September 23, 1988*
	10.23	Second Amendment to Warrant Certificate by and between Wasatch
       Education Systems Corporation and Trivest Venture Fund dated September
       23, 1988*
	10.29	Secured Promissory Notes and related documents (restated) in the aggregate amount of $4,050,000 dated September 19, 1990, September 19,
       1990, January 8, 1991, and March 22, 1991, by the Company to
       Technology Funding Private Reserve Fund, Technology Funding Software
       Fund II, Technology Funding Partners I and Technology Funding Secured
       Investors III (Lenders), respectively****
	10.30	Licensing Agreement effective March 31, 1991 between the Company and
       Computer Curriculum Corporation****
	10.32	Secured Promissory Notes and related documents in the aggregate amount of $1,000,000 dated April 8, 1992 by the Company to Technology Funding
       Secured Investors III (Lender)
	10.33	Secured Promissory Notes and related documents in the aggregate amount of $2,000,000 May 5, 1992 by the Company to Technology Funding
       Partners I (Lender)
	10.34	Licensing agreement dated January 8, 1993 between the Company and
       Rutgers University.
	10.35	Licensing agreement dated June 1, 1993 between the Company and Science
       Research Associates.

	10.36	Software development agreement dated May 20, 1993 between the Company and Learningways Inc.
	10.37	Secured promissory note dated April 16, 1993 and related documents in the aggregate of $300,000 between the Company and Technology Funding
       Secured Investors III.
	10.38	Amendments to secured promissory note dated June 25, 1993 in the aggregate of $1,300,000 and related documents between the Company and
       Technology Funding Secured Investors III.
	10.39	Amendment to secured promissory note dated June 25, 1993 in the aggregate of $2,000,000 and the related documents between the Company and Technology Funding Secured Investors III.
	10.40	Amendment to secured promissory note dated June 25, 1993 in the aggregate of $2,000,000 and related documents between the Company and
       Technology Funding Partners I.
	10.41	Private Placement Memorandum for up to $1,000,000 in new cash sales of
       Series "A" preferred stock.
	10.42	Amendment to secured promissory note dated July 14, 1993 in the aggregate of $3,000,000 and related docu94 in the aggregate of
       $3,500,000 and related documents between the Company and Technology
       Funding Secured Investors III.
	10.44	Secured promissory note dated April 14, 1994 in the aggregate of
       $200,000 and related documents between the Company and Technology
       Funding Secured Investors III.
	10.45	Secured promissory note dated April 29, 1994 in the aggregate of
       $250,000 and related documents between the Company and Technology
       Funding Secured Investors III.
	10.46	Secured promissory note dated May 17, 1994 in the aggregate of
       $250,000 and related documents between the Company and Technology
       Funding Secured Investors III.
	10.47	Agreement dated February 7, 1994 between Pinnacle Software Corporation and Wasatch Education Systems Corporation.
	10.48	Agreement dated March 16, 1994 between Wasatch Education Systems
       Corporation and Corporate Investments Limited.
	10.49	Computer City Direct Value-Added Resale Agreement dated April 28, 1994 between Computer City Direct and Wasatch Education Systems Corporation
	10.50	Wasatch Education Systems Corporation 1994 Executive Officer Stock
       Option Plan, adopted January 12, 1994.
	10.51	Wasatch Education Systems Corporation 1994 Employee Stock Option Plan,
       adopted January 12, 1994.
	10.52	Wasatch Education Systems Corporation Executive Officer Stock Option
       Plan of 1994 form.
	10.53	Wasatch Education Systems Corporation Employee Stock Option Plan of
       1994 form.
	10.54	Agreement dated January 3, 1990 between Wasatch Education Systems
       Corporation and Educational Testing Service ("ETS").
	10.55	Software development agreement dated October 6, 1994 between the
       Company and Integrated Information Systems, Inc.
	10.56	Systems integration alliance agreement dated May 18, 1995 between BDM
       Federal, Inc. and Wasatch Education Systems Corporation.
	10.57	Debt to Equity conversion agreement dated June 30, 1995 between the
       Company and Technology Funding Secured Investors III.

	11   	Earnings per share calculation
	11.1 	Earnings per share calculation
	16   	Letter on change in certifying accountant.

		*Previously filed as Exhibits to Registration Statement No. 33-23885 which became effective October 4, 1988, which are incorporated herein by reference.
		**Previously filed as Exhibits to Registration Statement No. 33026448 which became effective January 19, 1989, which are incorporated herein by reference.
		***Previously filed as exhibits to report on Form 10-K for the year ended
     December 31, 1989.
		****Previously filed as exhibits to report on Form 10-K for the year ended
      December 31, 1990.
		*****Previously filed as exhibits to report on Form 10-K for the year ended
       December 31, 1991.


 (B) Reports on Form 8-KSB

	None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASATCH EDUCATION SYSTEMS CORPORATION


By: /s/	Barbara Morris
Barbara Morris, President

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/	Barbara Morris	     	Chairman of the	     	Date:	September   30  , 1995
    Barbara Morris		    Board of Directors,
                    				President and CEO


/s/	Ralph J. Brown 		Chief Financial Officer	  Date:	September   30  , 1995
    Ralph J. Brown




/s/Jeffrey W. Keimer	      Director        				Date:	September   30  , 1995
   Jeffrey W. Keimer




/s/Gregory T. George      	Director		        		Date:	September   30  , 1995
   Gregory T. George




/s/Carolyn Poe           		Director	        			Date:	September   30  , 1995
   Carolyn Poe




38