Form 10QSB
period 1995-09-30
WASATCH EDUCATION SYSTEMS CORP /UT/
filed 1995-11-13
CIK 837987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the Quarterly Period Ended:	September 30, 1995

[    ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the Transition Period from 	 to

Commission File Number:	0-17190

                    WASATCH EDUCATION SYSTEMS CORPORATION
      (Exact name of small business issuer as specified in its charter)

           UTAH                                   87-0458433
(State or other jurisdiction of        (IRS Employer Identification No.)
incorporation or organization)

                     5250 South 300 West, Suite 101
                      Salt Lake City, Utah  84107
                (Address of principal executive offices)

                            (801) 261-1001
                       (Issuer's telephone number)

                              No Change
    (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 X  yes      no

The Company had 3,574,229 shares of common stock outstanding at November 10,
1995

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements
                    Wasatch Education Systems Corporation
                          Condensed Balance Sheet
                                (Unaudited)
                                                     September 30, 1995
Assets
Current assets:
   Cash                                                	$   673,856
   Accounts receivable, net of allowance for
    doubtful accounts of $15,000                          1,008,498
   Inventories                                               74,315
   Other current assets                                      43,176
                                                        -----------
      Total current assets                                1,799,845

Equipment, furniture and fixtures, net of accumulated
   depreciation of $546,515                                 308,907

Courseware development costs, net of accumulated
   amortization of $1,341,591                             4,275,691

Other assets, net                                            38,333
                                                        -----------
      Total assets                                      $ 6,422,776
                                                        ===========
Liabilities and stockholders' equity

Current liabilities:
   Convertible subordinated debentures                    1,197,000
   Accounts payable                                         242,517
   Accrued employee costs                                   200,082
   Other accrued liabilities                                150,031
   Deferred revenue                                         377,208
                                                       ------------
      Total current liabilities                           2,166,838
                                                       ------------
Stockholders' equity
   Preferred stock, 20,000,000 shares authorized:
      Series A convertible redeemable, 4,439,870
        shares outstanding, $4,439,870 involuntary
        liquidation value                                 4,665,724
      Series B $.375 cumulative convertible
         redeemable, 91,151 shares issued and
         outstanding, $158,254 involuntary liquidation
         value                                              118,496
      Series C non-convertible redeemable, 5,300,000
         shares outstanding $5,300,000 preferred
         liquidation value                                5,300,000
   Common stock, no par value, 200,000,000 shares
         authorized; 3,574,229 shares outstanding        11,544,072
   Accumulated deficit                                  (17,572,354)
                                                       ------------
      Total stockholders' equity                          4,255,938
                                                       ------------
       Total liabilities and stockholders' equity     	$	 6,422,776
                                                       ============

 The accompanying notes are an integral part of this condensed balance sheet.

                     Wasatch Education Systems Corporation
                        Condensed Statements of Income
                                 (Unaudited)
                                            Three Months Ended September 30,
                                                1995                1994
Revenue:
  Courseware license rights                	$ 	896,901        	$	1,069,072
  Services and other                           161,578             306,617
                                            ----------         -----------
                                             1,058,478           1,375,389
                                            ----------         -----------
Cost of revenue:
  Courseware license rights                    233,743             223,182
  Services and other                           143,422             249,656
                                            ----------         -----------
                                               377,165             472,838
                                            ----------         -----------
Gross margin                                   681,313             902,551
                                            ----------         -----------
Operating expenses:
  General and administrative                   317,273             356,301
  Sales and marketing                          172,002             130,846
  Research and development                      60,346              99,146
                                            ----------         -----------
                                               549,621             586,293
                                            ----------         -----------
Income (loss) from operations                  131,692             316,258

Interest expense, net of interest income        40,731             233,991
                                            ----------         -----------
Income before provision for income taxes        90,961              82,267

Provision for income taxes                       2,080                   -
                                            ----------         -----------
Net income                                      88,881              82,267

Unpaid undeclared preferred stock dividends      4,546               4,546
                                            ----------         -----------
Income attributable to common stockholders 	$   84,335         $    77,721
                                            ==========         ===========

Net income per common share                	$     0.01        	$      0.01
                                            ==========         ===========
Weighted average common and common
   equivalent shares outstanding             8,009,099           6,342,433
                                            ==========         ===========

The accompanying notes are an integral part of these condensed statements.

	                    Wasatch Education Systems Corporation
                      Condensed Statements of Cash Flows
                                (Unaudited)

                                           Three Months Ended September 30,
                                              1995                 1994
Cash flows from operating activities:
 Net income                                $  88,881           $   82,267
  Adjustments to reconcile net income
   to net cash
    provided by operating activities:
     Depreciation and amortization           282,642              234,326
      Increase (decrease) in cash from:
       Accounts and contract receivable      659,686               87,724
       Inventories                               872                8,869
       Other current assets                    5,000               51,430
       Accounts payable                      (73,495)              85,268
       Accrued liabilities                  (203,701)             (20,280)
       Deferred revenue                        9,974               51,154
                                           ---------           ----------
        Net cash provided by operating
        activities                           769,859              580,758
                                           ---------           ----------
Cash flows from investing activities:
 Purchase of equipment, furniture and
  fixtures                                   (67,830)                -
 Additions to courseware development
  costs                                     (104,323)            (252,061)
                                           ---------           ----------
        Net cash used in investing
        activities                          (172,153)            (252,061)
                                           ---------           ----------
Increase in cash                             597,706              328,697

Cash at beginning of period                   76,150              206,043
                                           ---------           ----------
Cash at end of period	                     $ 673,856           $  534,740
                                           =========           ==========
Supplemental disclosure of cash flow
 information:
   Cash paid for interest                  $  40,731           $   40,561
                                           =========           ==========
   Cash paid for income taxes              $  13,290           $    1,686
                                           =========           ==========

   The accompanying notes are an integral part of these condensed statements.

                     Wasatch Education Systems Corporation
                    Notes to Condensed Financial Statements
                               (Unaudited)

(1) PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, which consist of normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations and cash flows as of September 30, 1995 and for the periods herein. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995. The results of operations for the three months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 1996.


(2) INCOME TAXES

Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of the liability method for financial reporting purposes which differs from the deferred method previously required by generally accepted accounting principles. The components of and the changes in deferred tax assets for the period ended September 30, 1995 are as follows:

                                  			       	Deferred
                           		June 30,	      (Expense)      	September 30,
                            		1995          	Benefit           	1995
Tax net operating loss     $ 4,372,000     	$	(43,000)     	$ 4,329,000
Revenue deferred for
	financial reporting	          140,000         	3,000          	143,000
Reserves and accrued
	liabilities                   	41,000         	-               	41,000

Total deferred tax assets	   4,553,000	       (40,000)      	 4,513,000

Valuation allowance        	(4,553,000)       	40,000     	  (4,513,000)

Deferred tax assets	       $	    -	         $   	-	         $     	-
                     		  		=============================================

During the three months ended September 30, 1995, the Company utilized approximately $114,000 of net operating loss carryforwards to offset the Company's current Federal regular taxable income.

(3) LICENSE AGREEMENT

Effective September 30, 1995, the Company entered into a licensing agreement with The Roach Organization, Inc., doing business as TRO Learning ("TRO"). The license agreement grants TRO a world-wide, non-transferable, exclusive license to distribute certain of the Company's products as part of the courseware system marketed by TRO. The term of the agreement and the license is two years and one month commencing September 30, 1995 and ending October 31, 1997. The Company recognized a one time licensing fee of $550,000 upon execution of the agreement which is non-refundable. The Company has no future obligations with respect to service, support or product.


ITEM  2.	Management's Discussion and Analysis of Financial Condition and
         Results of Operations.

Results of Operations:

The following are explanations of significant period to period changes for the three months ended September 30, 1995 and 1994.

Revenue for the three months ended September 30, 1995 of $1,058,000 decreased $317,000 or 23 percent, compared to the three months ended September 30, 1994. Courseware license rights revenue decreased by $172,000 or 16 percent to $897,000 for the three months ended September 30, 1995, from $1,069,000 for the three months ended September 30, 1994. This decrease is due primarily to the delaying a number of sales prospects into the second quarter of the fiscal year because oflonger sales cycles in certain school districts with tighter budgetary constraints. Services and other revenues decreased $145,000 or 47 percent to $162,000 for the three months ended September 30, 1995 from $307,000 for the three months ended September 30, 1994. Of this, $65,000 is the result of lower text and consumable sales. Customer support renewal revenues decreased $80,00 to $109,000 at September 30, 1995 from $189,000 at September 30, 1994. The decrease is primarily the result of the Company lowering its annual customer support renewal fee.

Gross margins decreased by $222,000 or 25 percent to $681,000 for the three months ended September 30, 1995 from $903,000 for the three months ended September 30, 1994. This decrease is primarily the result of lower overall sales.

Operating expenses decreased by 6 percent or $36,000 to $552,000 for the three months ended September 30, 1995 from $586,000 for the three months ended September 30, 1994. This decrease is primarily the result of the Company's ongoing effort to maintain lower overall operating costs after reducing headcount during the same period last fiscal year. Additionally, commissions earned in the first quarter are lower due to the decreased sales levels.

Operating income decreased by $186,000 to $130,000 for the three months ended September 30, 1995 compared to $316,000 for the three months ended September 30, 1994.

Net interest expense decreased by $193,000 to $41,000 for the three months ended September 30, 1995 from $234,000 for the three months ended September 30, 1994. This decrease is primarily the result of the debt to equity conversion which took place on June 30, 1995, wherein, $5,500,000 in related party debt was exchanged for a combination of 5,300,000 shares of Series C Redeemable Preferred Stock and 1,666,666 shares of Common Stock.


Liquidity and Capital Resources:

At September 30, 1995, the Company had liquid assets (cash and accounts receivable) of $1,682,000, a decrease of 2 percent or $42,000 from June 30, 1995 when liquid resources were $1,724,000. Cash increased $598,000 primarily as a result of efforts to collect outstanding accounts receivable. Accounts receivable decreased $640,000 or 39 percent to $1,008,000 at September 30, 1995 from $1,648,000 at June 30, 1995, primarily due to the lower overall sales level.

Current assets decreased by $68,000 or 4 percent to $1,800,000 at September 30, 1995 from $1,868,000 at June 30, 1995. This decrease was the result of a $598,000 increase in cash, a decrease of $660,000 in accounts contract receivables.

Long term assets during the period ended September 30, 1995 decreased $110,000 to $4,623,000 from $4,733,000 at June 30, 1995. Of this, $136,000 was a decrease in courseware development costs. This decrease was primarily the result of increased amortization and a lower percentage of courseware development costs capitalized.

Fixed assets increased by $26,000 for the three month period ended September 30, 1995 as a result of $68,000 of additions offset by depreciation expense.

Current liabilities of the Company increased by $930,000 to $2,167,000 at September 30, 1995 from $1,237,000 at June 30, 1995. Of this, $1,197,000 is the change in classification of the convertible subordinated debentures from long-term to short-term liabilities. Accounts payable decreased $73,000 as a result of lower overall operating expenses and an effort to pay vendors within the agreed payment terms. Other accrued liabilities decreased $204,000 primarily as a result of the payment during the quarter of commissions and tax liabilities that were accrued as of June 30, 1995.

The Company's working capital decreased by $998,000 from $631,000 at June 30, 1995 to a deficit of $367,000 at September 30, 1995. This decrease is primarily the result of the change in classification of the convertible subordinated debentures from long term to short term liabilities with an offsetting decrease in other accrued liabilities as discussed above.

Stockholders' capital increased by $89,000 to $4,256,000 at September 30, 1995 , from $4,167,000 at June 30, 1995. This increase is the result of $89,000 in net income.

In the opinion of management, debt and equity capital resources should be increased for the Company to pursue its goals in the next twelve months. The Company is addressing the need for longer term growth capital by pursuing new sources of investment funding. While management believes that the Company can continue its current operating strategy without additional funding, cash flows are difficult to forecast accurately. Therefore, the Company has no assurance that capital will not be required, nor that it will be available on terms which are acceptable to the Company. The Company has $1,197,000 of convertible subordinated debentures that are due on July 31, 1996. Although current plans indicate that funds from operation will be available to repay these debentures, it is possible that adequate funds may not be available by that time.

                         PART II - OTHER INFORMATION



The information required by items in Part II is omitted because the items are not applicable, the answer is negative or substantially the same information is included elsewhere in this report or has been previously reported by the registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




WASATCH EDUCATION SYSTEMS CORPORATION



/s/Barbara Morris		November 10, 1995
   Barbara Morris, President & CEO	Date.