Form 10KSB/A
period 1995-06-30
WASATCH EDUCATION SYSTEMS CORP /UT/
filed 1995-11-14
CIK 837987

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-KSB/A
                                    AMENDMENT NO. 1

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the Fiscal Year Ended   June 30, 1995

                                          OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the Transition Period from             to

Commission File Number 0-17190


                       WASATCH EDUCATION SYSTEMS CORPORATION
              (Exact name of registrant as specified in its charter)

           UTAH                                              87-0458433
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


                         5250 South 300 West, Suite 101
                          Salt Lake City, Utah  84107
               (Address of principal executive offices and zip code)

                                 (801) 261-1001
                (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               X  yes     no

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-KSB is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                               X

Based on the average of the bid and asked quotations as of September 30, 1995 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $446,154. (For this calculation "affiliate" is defined as an officer, director or over 5 percent shareholder.) The number of shares outstanding of the Registrant's common stock, no par value, was 3,569,229 as of September 30, 1993.


                 DOCUMENTS INCORPORATED BY REFERENCE:  None

                    Wasatch Education Systems Corporation
                          Statements of Operations

                                     Fiscal year            Fiscal year
                                    ended June 30,         ended June 30,
                                        1995                   1994
Revenue:
 Courseware license rights	           $ 4,167,357           $ 3,316,095
 Services and other                     1,307,824             2,618,997
                                       ----------            ----------
                                        5,475,181             5,935,092
Cost of revenue:
 Courseware license rights                970,986             3,670,111
 Services and other                       822,202             2,214,154
                                       ----------            ----------
                                        1,793,188             5,884,265
                                       ----------            ----------
Gross margin                            3,681,993                50,827
                                       ----------            ----------
Operating expenses:
 General and administrative             1,425,985             1,652,185
 Sales and marketing                      989,442             1,371,874
 Research and development                 309,358               227,266
                                       ----------            ----------
                                        2,724,785             3,251,325
                                       ----------            ----------
Income (loss) from operations             957,208            (3,200,498)

Interest expense, net of interest
income                                    755,761               744,988
                                       ----------            ----------
Income (loss) before income taxes
and extraordinary items                   201,447            (3,945,486)

Income tax benefit (provision)             (4,029)              189,176
                                       ----------            ----------
Income (loss) before extraordinary
items                                     197,418            (3,756,310)
Extraordinary items, forgiveness of
accrued interest and forgiveness of
debt, net of income tax (provision)
benefit of ($20,163) and $189,176,
respectively                            1,021,238               400,182
                                       ----------            ----------
Net income (loss)                       1,218,656            (3,356,128)

Unpaid and undeclared preferred
stock dividends                            34,182                56,684
                                       ----------            ----------
Net income (loss) attributable to
common stockholders                   $ 1,184,474           $(3,412,812)
                                       ==========            ==========

Primary income (loss) per common share:
   Income (loss) before extraordinary
   items	                             $       .03           $     (2.00)
   Extraordinary items                        .16                   .21
                                       ----------            ----------
Net income (loss)	                    $       .19           $     (1.79)
                                       ==========            ==========
Fully dilutive income (loss) per
common share:
   Income (loss) before extraordinary
   items	                             $       .04           $     (2.00)
   Extraordinary items                        .08                   .21
                                       ----------            ----------
Net income (loss)	                    $       .12           $     (1.79)
                                       ==========            ==========
Weighted average common and common
 equivalent shares outstanding
  Primary                               6,347,012             1,902,563
  Fully dilutive                       12,299,683             1,902,563
                                       ==========            ==========

        The accompanying notes are an integral part of these statements.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


WASATCH EDUCATION SYSTEMS CORPORATION


/s/Ralph J. Brown            November 13, 1995
   Ralph J. Brown,                 Date
   Chief Financial Officer