Form 10KSB/A
period 1995-06-30
WASATCH EDUCATION SYSTEMS CORP /UT/
filed 1995-11-21
CIK 837987

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-KSB/A
                               AMENDMENT NO. 2

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

                                                         X

Based on the average of the bid and asked quotations as of September 30, 1995 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $446,154. (For this calculation "affiliate" is defined as an officer, director or over 5 percent shareholder.) The number of shares outstanding of the Registrant's common stock, no par value, was 3,569,229 as of September 30, 1995.

                 DOCUMENTS INCORPORATED BY REFERENCE:  None

                               SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


WASATCH EDUCATION SYSTEMS CORPORATION

/s/Ralph J. Brown           November 21, 1995
   Ralph J. Brown,                 Date
   Chief Financial Officer