Form 10QSB/A
period 1995-09-30
WASATCH EDUCATION SYSTEMS CORP /UT/
filed 1995-11-21
CIK 837987

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB/A
                               AMENDMENT NO. 1

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the Quarterly Period Ended   September 30, 1995

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

                                                         X  yes     no

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-KSB is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB.

                                                         X

Based on the average of the bid and asked quotations as of November 30, 1995 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $446,154. (For this calculation "affiliate" is defined as an officer, director or over 5 percent shareholder.) The number of shares outstanding of the Registrant's common stock, no par value, was 3,574,229 as of November 30, 1995.

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