Form 10QSB
period 1995-12-31
WASATCH EDUCATION SYSTEMS CORP /UT/
filed 1996-02-09
CIK 837987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                  FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

For the Quarterly Period Ended:	December 31, 1995

[    ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the Transition Period from 	 to

Commission File Number:	0-17190

                        WASATCH EDUCATION SYSTEMS CORPORATION
          (Exact name of small business issuer as specified in its charter)

         UTAH                                          87-0458433
(State or other jurisdiction of            (IRS employer identification no.)
incorporation or organization)

                         5250 South 300 West, Suite 100
                          Salt Lake City, Utah  84107
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

The Company had 3,579,229 shares of common stock outstanding at February 9, 1996.

                           PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

                       Wasatch Education Systems Corporation
                             Condensed Balance Sheet
                                  (Unaudited)

Assets                                                 December 31,1995
Current assets:
   Cash                                                    $  142,697
   Accounts receivable, net of allowance for
   doubtful accounts of $19,200                               782,424
   Inventories                                                 78,812
   Other current assets                                        48,028
                                                           ----------
   Total current assets                                     1,051,961

Equipment, furniture and fixtures, net of accumulated
   depreciation of $588,521                                   280,750

Courseware development costs, net of accumulated
   amortization of $1,587,407                               4,188,719

Other assets, net                                              38,333
                                                           ----------
Total assets                                               $5,559,763
                                                           ==========
Liabilities and stockholders' equity

Current liabilities:
   Convertible subordinated debentures                     $1,197,000
   Accounts payable                                           128,361
   Accrued employee costs                                     249,777
   Other accrued liabilities                                   82,058
   Deferred revenue                                           323,114
                                                           ----------
      Total current liabilities                             1,980,310
                                                           ----------
Stockholders' equity:
   Preferred stock, 20,000,000 shares authorized:
      Series A convertible redeemable, 4,429,870
       shares outstanding, $4,429,870 involuntary
       liquidation value                                    4,655,724
      Series B $.375 cumulative convertible redeemable,
       91,151 shares outstanding, $158,254 involuntary
       liquidation value                                       118,496
      Series C non-convertible redeemable, 5,300,000
       shares outstanding, $5,300,000 preferred
       liquidation value                                     5,300,000
   Common stock, no par value; 200,000,000 shares
      authorized, 3,579,229 shares issued and
      outstanding                                           11,754,072
   Accumulated deficit                                     (18,248,839)
                                                           -----------
Total stockholders' equity                                   3,579,453
                                                           -----------
Total liabilities and stockholders' equity                 $ 5,559,763
                                                           ===========
The accompanying notes are an integral part of this condensed balance sheet.

                   Wasatch Education Systems Corporation
                    Condensed Statements of Operations
                              (Unaudited)

                                            Three Months Ended December 31,
                                                 1995               1994
Revenue:
  Courseware license rights                  $  205,888         $  892,057
  Services and other                            181,384            279,974
                                             ----------         ----------
                                                387,272          1,172,031
                                             ----------         ----------
Cost of revenue:
  Courseware license rights                     260,418            191,308
  Services and other                            138,273            294,675
                                             ----------         ----------
                                                398,691            485,983
                                             ----------         ----------
Gross margin                                    (11,419)           686,048
                                             ----------         ----------
Operating expenses:
  General and administrative                    335,568            220,684
  Sales and marketing                           214,981            119,053
  Research and development                       74,330             82,380
                                             ----------         ----------
                                                624,879            422,117
                                             ----------         ----------
Income (loss) from operations                  (636,298)           263,931

Interest expense, net of interest income         40,190            243,048
                                             ----------         ----------
Net income (loss)                              (676,488)            20,883
Unpaid and undeclared preferred stock
dividends                                         4,546              4,546
                                             ----------         ----------
Net income attributable to common
stockholders                                 $ (681,034)        $   16,337
                                             ==========         ==========
Net income (loss) per common share           $    (0.19)        $     0.00
                                             ==========         ==========
Weighted average common and common
  equivalent shares outstanding               3,571,512          6,342,433
                                             ==========         ==========
The accompanying notes are an integral part of these condensed statements.

                    Wasatch Education Systems Corporation
                     Condensed Statements of Operations
                                (Unaudited)

                                              Six Months Ended December 31,
                                                 1995              1994
Revenue:
  Courseware license rights                  $1,102,789         $1,961,129
  Services and other                            342,917            586,291
                                             ----------         ----------
                                              1,445,706          2,547,420
                                             ----------         ----------
Cost of revenue:
  Courseware license rights                     493,152            414,491
  Services and other                            319,838            544,330
                                             ----------         ----------
                                                812,990            958,821
                                             ----------         ----------
Gross margin                                    632,716          1,588,599
                                             ----------         ----------
Operating expenses:
  General and administrative                    617,740            576,985
  Sales and marketing                           386,983            249,899
  Research and development                      134,675            181,526
                                             ----------         ----------
                                              1,139,398          1,008,410
                                             ----------         ----------
Income (loss) from operations                  (506,682)           580,189

Interest expense, net of interest income         80,922            477,038
                                             ----------         ----------
Net income (loss)                              (587,604)           103,151
Unpaid and undeclared preferred stock
dividends                                         9,092              9,092
                                             ----------         ----------
Net income attributable to common
stockholders                                 $ (596,696)        $   94,059
                                             ==========         ==========
Net income (loss) per common share           $    (0.17)        $     0.01
                                             ==========         ==========
Weighted average common and common
equivalent shares outstanding                 3,570,370          6,342,433
                                             ==========         ==========
The accompanying notes are an integral part of these condensed statements.


                    Wasatch Education Systems Corporation
                     Condensed Statements of Cash Flows
                               (Unaudited)

                                              Six Months Ended December 31,
                                                 1995              1994
Cash flows from operating activities:
 Net income (loss)                             $ (587,604)      $  103,151
  Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Depreciation and amortization                  570,465          467,445
   Increase (decrease) in cash from:
    Accounts and contract receivable              885,760          (11,413)
    Inventories                                    (3,625)           1,253
    Other current assets                              149           61,782
    Accounts payable                             (187,651)        (147,474)
    Accrued interest payable to related parties      -             383,635
    Accrued liabilities                          (221,979)        (231,707)
    Deferred revenue                              (44,119)          40,171
                                               ----------       ----------
     Net cash provided by operating activities    411,396          666,843
                                               ----------       ----------
Cash flows from investing activities:
 Purchase of equipment, furniture and fixtures    (81,680)            (850)
 Additions to courseware development costs       (263,169)        (735,372)
                                               ----------       ----------
     Net cash used in investing activities       (344,849)        (736,222)
                                               ----------       ----------
Increase (decrease) in cash                        66,547          (69,379)

Cash at beginning of period                        76,150          206,043
                                               ----------       ----------
Cash at end of period                          $  142,697       $  136,664
                                               ==========       ==========
Supplemental disclosure of cash flow
 information:
Cash paid for interest                         $   80,922       $   81,019
                                               ==========       ==========
Cash paid for income taxes                     $   13,290       $    3,091
                                               ==========       ==========
The accompanying notes are an integral part of these condensed statements.

                     Wasatch Education Systems Corporation
                    Notes to Condensed Financial Statements
                                (Unaudited)

(1) Presentation of Interim Financial Statements


The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, which consist of normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations and cash flows as of December 31, 1995 and for the periods presented herein. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995. The results of operations for the three and six months ended December 31, 1995 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 1996.

(2) INCOME TAXES

Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of the liability method for financial reporting purposes which differs from the deferred method previously required by generally accepted accounting principles. The components of and the changes in deferred tax assets for the period ended December 31, 1995 are as follows:

                                          Deferred
                            June 30,	    (Expense)     December 31,
                             1995         Benefit         1995
Tax net operating loss      $4,372,000   $ 204,000      $4,576,000
Revenue deferred for
 financial reporting           140,000     (17,000)        123,000
Reserves and accrued
 liabilities                    41,000      30,000          71,000
                            ----------   ---------      ----------
Total deferred tax assets    4,553,000     217,000       4,770,000

Valuation allowance         (4,553,000)   (217,000)     (4,770,000)
                            ----------   ---------      ----------
Deferred tax assets         $    -       $    -         $    -
                            ==========   =========      ==========


(3) LICENSE AGREEMENT

Effective September 30, 1995, the Company entered into a licensing agreement with The Roach Organization, Inc., doing business as TRO Learning ("TRO").
The license agreement grants TRO a world-wide, non-transferable, exclusive license to distribute certain of the Company's products as part of the courseware system marketed by TRO. The term of the agreement and the license is two years and one month commencing September 30, 1995 and ending October
31, 1997. The Company recognized income from a one-time licensing fee of $550,000 upon execution of the agreement which is non-refundable. Additionally, TRO has guaranteed a minimum royalty revenue to the Company of $800,000 for the period beginning November 1, 1996 through June 30, 1997. The Company has no future obligations with respect to service, support or product.

ITEM  2.	Management's Discussion and Analysis of Financial Condition and
         Results of Operations.

Results of Operations:

The following are explanations of significant period to period changes for the three months ended December 31, 1995 and 1994.

Revenue for the three months ended December 31, 1995 of $387,000 decreased $785,000 or 67 percent, compared to the three months ended December 31, 1994. Courseware license rights decreased by $686,000 or 77 percent to $206,000 for the three months ended December 31, 1995, from $892,000 for the three months ended December 31, 1994. This decrease is primarily attributable to the reorganization and enlargement of the Company's sales force. The Company has shifted from a combination of a direct sales force and dealers to exclusively dealers and built a network comprised of over 30 dealers with approximately 80-90 total representatives marketing the Company's products. During the first half of fiscal year 1996 the Company focused on putting into place and training these dealer organizations. Due to the time involved in training the dealers and the relatively long sales lead times in the industry (6-9 months), sales levels declined. Additionally, the overall market was very sluggish during the quarter as schools with Chapter I money available seemed reluctant to commit the funds. Services and other revenues decreased $99,000 or 35 percent to $181,000 for the three months ended December 31, 1995 from $280,000 for the three months ended December 31, 1994. Of this decrease, $30,000 is the result of lower text and consumable sales which resulted from the lower courseware sales. Customer support renewal revenues decreased $74,000 to $129,000 at December 31, 1995 from $203,000 at December 31, 1994. This decrease is primarily the result of delays in receiving annual contracts from customers; the most notable of which was the Chicago area schools where approval of our annual contract has been delayed.

Gross margins decreased by $697,000 or 102 percent to a deficit of $11,000 for the three months ended December 31, 1995 from $686,000 for the three months ended December 31, 1994. This decrease is primarily the result of lower overall sales.

Operating expenses increased by 48 percent or $203,000 to $625,000 for the three months ended December 31, 1995 from $422,000 for the three months ended December 31, 1994. General and administrative expenses increased $115,000 to $336,000 for the three months ended December 31, 1995 from $221,000 for the three months ended December 31, 1994. Sales and marketing expenses increased $96,000 or 81 percent to $215,000 for the three months ended December 31, 1995 from $119,000 at December 31, 1994. This increase is primarily the result of the increased effort during the first six months of fiscal year 1996 to establish and train the dealer network.

Operating income decreased by $900,000 to a deficit of $636,000 for the three months ended December 31, 1995 compared to an operating income of $264,000 for the three months ended December 31, 1994.

Net interest expense decreased by $203,000 to $40,000 for the three months ended December 31, 1995 from $243,000 for the three months ended December 31, 1994. This decrease is primarily the result of the debt to equity conversion which was effective on June 30, 1995, wherein, $5,500,000 in related party debt was exchanged for a combination of 5,300,000 shares of Series C Redeemable Preferred Stock and 1,666,666 shares of common stock.

The following are explanations of significant period to period changes for the six months ended December 31, 1995 and 1994.

Revenue for the six months ended December 31, 1995 of $1,446,000 decreased $1,102,000 or 43 percent, compared to the six months ended December 31, 1994. Revenue from courseware license rights decreased by $858,000 or 44 percent to $1,13,000 for the six months ended December 31, 1995, from $1,961,000 for the six months ended December 31, 1994.

This decrease is primarily attributable to the reorganization and enlargement of the Company's sales force. The Company has shifted from a combination of a direct sales force and dealers to exclusively dealers and has built a network comprised of over 30 dealers with approximately 80-90 total representatives marketing the Company's products. During the first half of fiscal year 1996, the Company focused on putting into place and training these dealer organizations. Due to the time involved in training the dealers and the relatively long sales lead times in the industry (6-9 months), sales levels declined. Additionally, the overall market was very sluggish during the six months as schools with Chapter I money available seemed reluctant to commit the funds. Services and other revenues decreased $243,000 or 42 percent to $343,000 for the six months ended December 31, 1995 from $586,000 for the six months ended December 31, 1994. Of this decrease, $95,000 is the result of lower text and consumable sales which resulted from the lower courseware sales. Customer support renewal revenues decreased $155,000 to $238,000 at December 31, 1995 from $393,000 at December 31, 1994. This decrease is primarily the result of delays in receiving annual contracts from customers; the most notable of which was the Chicago area schools where approval of our annual contract has been delayed. This decrease was partially offset by an increase in other related service revenues.

Gross margins decreased by $956,000 or 60 percent to $633,000 for the six months ended December 31, 1995 from $1,589,000 for the six months ended December 31, 1994. This decrease is primarily the result of lower overall sales.

Operating expenses increased by 13 percent or $131,000 to $1,139,000 for the six months ended December 31, 1995 from $1,008,000 for the six months ended December 31, 1994. General and administrative expenses increased $41,000 to $618,000 at December 31, 1995 from $577,000 at December 31, 1994. Sales and marketing expenses increased $137,000 or 55 percent to $387,000 for the six months ended December 31, 1995 from $250,000 at December 31, 1994. This increase is primarily the result of the increased effort during the first six months of fiscal year 1996 to establish and train the dealer network. Additionally, $72,000 of this increase came from the Company's catalog division which did not commence business until January 1995 or the third quarter of fiscal year 1995.

Operating income decreased by $1,087,000 to a deficit of $507,000 for the six months ended December 31, 1995 compared to operating income of $580,000 for the six months ended December 31, 1994.

Net interest expense decreased by $396,000 to $81,000 for the six months ended December 31, 1995 from $477,000 for the six months ended December 31, 1994. This decrease is primarily the result of the debt to equity conversion which was effective on June 30, 1995, wherein, $5,500,000 in related party debt was exchanged for a combination of 5,300,000 shares of Series C Redeemable Preferred Stock and 1,666,666 shares of common stock.

Liquidity and Capital Resources:

At December 31, 1995, the Company had liquid resources (cash and accounts receivable) of $925,000, a decrease of 47 percent or $819,000 from June 30, 1995 when liquid resources were $1,744,000. Cash increased $67,000 primarily as a result of efforts to collect outstanding accounts receivable. Accounts and contract receivables decreased $886,000 or 52 percent to $782,000 primarily due to the lower overall sales level.

Current assets decreased by $816,000 or 44 percent to $1,052,000 at December 31, 1995 from $1,868,000 at June 30, 1995. This decrease was primarily the result of a $865,000 decrease in accounts receivable, with an offsetting increase in cash of $67,000.

Long-term assets as of December 31, 1995 were $4,508,000 compared to $4,733,000 at June 30, 1995. This decrease was primarily the result of increased amortization and a lower percentage of courseware development costs capitalized.

Current liabilities of the Company increased by $743,000 to $1,980,000 at December 31, 1995 from 1,237,000 at June 30, 1995. Of this increase, $1,197,000 is the change in classification of the convertible subordinated debentures from long-term to short-term liabilities. Accounts payable decreased $188,000 as a result of an effort to pay vendors within the agreed payment terms. Other accrued liabilities decreased $222,000 primarily as a result of the payment during the six months of commissions and tax liabilities that were accrued as of June 30, 1995.

The Company's working capital decreased by $1,559,000 from $631,000 at June 30, 1995 to a deficit of $928,000 at December 31, 1995. This decrease is primarily the result of the change in classification of the convertible subordinated debentures from long-term to short-term liabilities and accounts receivable.

Stockholders' equity decreased by $588,000 to $3,579,000 at December 31, 1995, from $4,167,000 at June 30, 1995. This decrease is the result of a $588,000 net loss for the six month period.

In the opinion of management, debt and equity capital resources should be increased for the Company to fully pursue its goals in the next twelve months. The Company is addressing the need for longer term-growth capital by pursuing new sources of investment funding. Additionally, the Company has secured a source for its short-term working capital needs through an accounts receivable financing arrangement. of short term working capital financing for any operating capital requirements. While management believes that the Company can continue its current operating strategy without additional funding, cash flows are difficult to forecast accurately. Therefore, there can be no assurance that additional capital will not be required, nor that it will be available on terms which are acceptable to the Company. The Company has $1,197,000 of convertible subordinated debentures that are due on July 31, 1996. Although current plans indicate that funds from operations will be available to repay these debentures, it is possible that adequate funds may not be available by that time. Should the Company not have available funds to repay these debentures then the Company will pursue an extension to the due date.

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



WASATCH EDUCATION SYSTEMS CORPORATION



/s/Barbara Morris                     February 9, 1996
   Barbara Morris, President & CEO         Date