Form 10QSB
period 1996-03-31
WASATCH EDUCATION SYSTEMS CORP /UT/
filed 1996-05-10
CIK 837987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
      ACT OF 1934

For the Quarterly Period Ended:     March 31, 1996

[    ]      TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15  (d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from       to

Commission File Number: 0-17190

                      WASATCH EDUCATION SYSTEMS CORPORATION
        (Exact name of small business issuer as specified in its charter)

              UTAH                                     87-0458433
- ----------------------------------      ------------------------------------
(State or other jurisdiction of           (IRS employer idebtification no.)
incorporation or organization)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

 X  yes      no

The Company had 3,579,229 shares of common stock outstanding at May 10, 1996.

                         PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                      Wasatch Education Systems Corporation
                             Condensed Balance Sheet
                                   (Unaudited)
                                                                 March 31,
                                                                   1996
Assets                                                          ---------
Current assets:
   Cash                                                        $  168,481
   Accounts  receivable,  net of  allowance  for doubtful
    accounts of $15,000                                           964,295
   Inventories                                                     68,238
   Other current assets                                            35,293
                                                                ---------
      Total current assets                                      1,236,307

Equipment, furniture and fixtures, net of accumulated
   depreciation of $629,129                                       243,438

Courseware development costs, net of accumulated
  amortization of $1,836,407                                    4,086,471

Other assets, net                                                  38,333
                                                                =========
      Total assets                                            $ 5,604,549
                                                                =========

Liabilities and stockholders' equity

Current liabilities:
   Convertible subordinated debentures                        $1,197,000
   Accounts payable                                              201,077
   Accrued employee costs                                        299,268
   Other accrued liabilities                                      55,273
   Deferred revenue                                              287,202
                                                               ---------
      Total current liabilities                                2,039,820
                                                               ---------

Stockholders' equity:
   Preferred stock, 20,000,000 shares authorized:
      Series A convertible redeemable, 4,429,870 shares
        outstanding, $4,429,870 involuntary  liquidation
         value                                                 4,655,724
      Series B $.375 cumulative convertible redeemable,
       91,151 shares outstanding, $158,254
        involuntary liquidation value                            118,496
      Series  C  non-convertible  redeemable,
       5,300,000 shares outstanding, $5,300,000
        preferred liquidation value                            5,300,000
   Common  stock,  no  par  value; 200,000,000 shares
     authorized, 3,579,229 shares issued and outstanding      11,754,072
   Accumulated deficit                                       (18,263,563)
                                                             -----------
      Total stockholders' equity                               3,564,729
                                                             -----------
         Total liabilities and stockholders' equity          $ 5,604,549
                                                             ===========


 The accompanying notes are an integral part of this condensed balance sheet.

                      Wasatch Education Systems Corporation
                       Condensed Statements of Operations
                                   (Unaudited)

                                             Three Months Ended March 31,
                                                1996             1995
                                            --------------  ------------
Revenue:
  Courseware license rights                  $  770,728      $  756,277
  Services and other                            281,276         415,994
                                            --------------  ------------
                                              1,052,004       1,172,271
                                            --------------  ------------

Cost of revenue:
  Courseware license rights                    278,338         240,311
  Services and other                           142,743         461,522
                                            --------------  ------------
                                               421,081         701,833
                                            --------------  ------------
Gross margin                                   630,923         470,438
                                            --------------  ------------

Operating expenses:
  General and administrative                   405,847         298,132
  Sales and marketing                          176,070         178,078
  Research and development                      93,442          71,450
                                            --------------  ------------
                                                675,359         547,660
                                            --------------  ------------
Loss from operations                           (44,436)        (77,222)
Other income (expense):
  Litigation settlement                         70,000               -
  Interest expense, net of interest income      40,288         251,475
                                            --------------  ------------
Net loss                                       (14,724)       (328,697)

Unpaid and undeclared preferred stock
dividends                                        4,546           4,546
                                            ============== =============
Net loss attributable to common
stockholders                                  $(19,270)       $(333,243)
                                            ============== =============
Net loss per common share                     $   (.01)       $    (.17)
                                            ============== =============

Weighted average common shares outstanding   3,579,229       1,907,563
                                            ============== =============

  The accompanying notes are an integral part of these condensed statements.

                      Wasatch Education Systems Corporation
                       Condensed Statements of Operations
                                   (Unaudited)

                                              Nine Months Ended March 31,
                                                1996             1995
                                              -------------  ------------
Revenue:
  Courseware license rights                    $ 1,873,516   $ 2,717,406
  Services and other                               624,194     1,002,286
                                               -----------   -----------
                                                 2,497,710     3,719,692
                                               -----------   -----------

Cost of revenue:
  Courseware license rights                        771,132       654,802
  Services and other                               462,939     1,235,026
                                               -----------   -----------
                                                 1,234,071     1,889,828
                                               -----------   -----------
Gross margin                                     1,263,639     1,829,864
                                               -----------   -----------

Operating expenses:
  General and administrative                     1,023,588       645,943
  Sales and marketing                              563,054       427,978
  Research and development                         228,116       252,965
                                               -----------   -----------
                                                 1,814,758     1,326,886
                                               -----------   -----------
Income (loss) from operations                     (551,119)      502,978
Other income (expense):
  Litigation settlement                             70,000          --
  Interest expense, net of interest income         121,209       728,514
                                               -----------   -----------
 Net loss                                         (602,328)     (225,536)
Unpaid  and  undeclared preferred stock
dividends                                           13,638        13,638
                                               -----------   -----------
Net loss attributable to common
stockholders                                   $  (615,966)  $  (239,174)
                                               ===========   ===========
Net loss per common share                      $      (.17)  $      (.17)
                                               ===========   ===========
Weighted average common shares outstanding       3,573,323     1,907,563
                                               ===========   ===========

  The accompanying notes are an integral part of these condensed statements.

                      Wasatch Education Systems Corporation
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                             Nine Months Ended March 31,
                                               1996               1995
                                             -----------      ----------
Cash flows from operating activities:
 Net loss                                    $ (602,328)      $ (225,536)
  Adjustments  to reconcile  net income
   (loss) to net cash  provided by
    operating activities:
     Depreciation and amortization              873,973          752,735
      Increase (decrease)in cash from:
       Accounts and contract receivable         703,889          438,428
       Inventories                               (6,950)           8,688
       Other current assets                      12,884           68,054
       Accounts payable                        (114,935)        (216,480)
       Accrued interest payable to
        related parties                            -             608,990
       Accrued liabilities                     (199,274)        (234,790)
       Deferred revenue                         (80,032)        (155,247)
                                             -----------      -----------
   Net cash provided by operating activities    587,227        1,044,842
                                             -----------      -----------

Cash flows from investing activities:
  Purchase of equipment, furniture and
   fixtures                                     (84,976)        (19,405)
  Additions to courseware development costs    (409,920)     (1,137,664)
                                             -----------     -----------
   Net cash used in investing activities       (494,896)     (1,157,069)
                                             -----------     -----------
 Increase (decrease) in cash                     92,331        (112,227)
 Cash at beginning of period                     76,150         206,043
                                             -----------     -----------
 Cash at end of period                       $  168,481      $   93,816
                                             ===========     ===========

Supplemental disclosure of cash flow information:
   Cash paid for interest                    $  121,715      $  121,706
                                             ===========     ===========
   Cash paid for income taxes                $   13,856      $     --
                                             ===========     ===========

  The accompanying notes are an integral part of these condensed statements.

                      Wasatch Education Systems Corporation
                   Notes to Condensed Financial Statements
                                   (Unaudited)

(1) PRESENTATION OF INTERIM FINANCIAL STATEMENTS


The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, which consist of normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations and cash flows as of March 31, 1996 and for the periods presented herein. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995. The results of operations for the three and nine months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 1996.

(2) INCOME TAXES

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of the liability method for financial reporting purposes which differs from the deferred method previously required by generally accepted accounting principles. The components of deferred tax assets as of June 30, 1995 and March 31, 1996 are as follows:

                               June 30,      March 31,
                                1995           1996
                              ---------     -----------
Tax net operating loss      $4,372,000       $4,581,000
Revenue deferred for
 financial reporting           140,000          109,000
Reserves and accrued
 liabilities                    41,000           85,000
                            -----------      ----------
Total deferred tax assets    4,553,000        4,775,000

Valuation allowance         (4,553,000)      (4,755,000)
                            -----------      ----------
Deferred tax assets        $      --         $    --
                            ===========      ==========


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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

The following are explanations of significant period to period changes for the three months ended March 31, 1996 and 1995.

Revenue for the three months ended March 31, 1996 of $1,052,000 decreased $120,000 or 10 percent, compared to the three months ended March 31, 1995. Courseware license rights increased by $15,000 or 2 percent to $771,000 for the three months ended March 31, 1996 from $756,000 for the three months ended March 31, 1995. Services and other revenues decreased $135,000 or 32 percent to $281,000 for the three months ended March 31, 1996 from $416,000 for the three months ended March 31, 1995. Customer support renewal revenues decreased $128,000 to $161,000 at March 31, 1996 from $289,000 at March 31, 1995. This decrease is primarily the result of the Company lowering its annual customer support renewal fee, with a corresponding reduction in the support requirements for the renewal contracts.

Gross margins increased by $161,000 or 34 percent to $631,000 for the three months ended March 31, 1996 from $470,000 for the three months ended March 31, 1995. This increase is primarily the result of the reclassification of commissions from cost of goods sold to sales and marketing expense. And to a lesser extent due to a decrease of $44,000 relating to hardware costs from the prior fiscal period.

Operating expenses increased by 23 percent or $127,000 to $675,000 for the three months ended March 31, 1996 from $548,000 for the three months ended March 31, 1995. General and administrative expenses increased $108,000 or 36 percent to $406,000 for the three months ended March 31, 1996 from $298,000 for the three months ended March 31, 1995. This increase is primarily due to an increase in legal fees due to litigation as discussed below and accruals for certain key employee incentive programs. Sales and marketing expenses decreased $2,000 for the period. Research and development expenses increased $22,000 or 31 percent to $93,000 for the three months ended March 31, 1996 from $71,000 at March 31, 1995. This increase is primarily due to the Company incurring a greater percentage of development costs that are not capitalized.

Operating income increased by $33,000 to a deficit of $44,000 for the three months ended March 31, 1996 compared to a deficit of $77,000 for the three months ended March 31, 1995.

During the three months ended March 31, 1996 the Company recognized other income of $70,000 related to litigation settlement involving an outside development firm which was under contract to port certain of the Company's windows products to certain Microsoft and Macintosh platforms, the latter of which was not performed.

Net interest expense decreased by $211,000 to $40,000 for the three months ended March 31, 1996 from $251,000 for the three months ended March 31, 1995. This decrease is primarily the result of the debt to equity conversion which was effective on June 30, 1995, wherein, $5,500,000 in related-party debt was exchanged for a combination of 5,300,000 shares of Series C Non-convertible Redeemable Preferred Stock and 1,666,666 shares of common stock.

The following are explanations of significant period to period changes for the nine months ended March 31, 1996 and 1995.

Revenue for the nine months ended March 31, 1996 of $2,498,000 decreased $1,222,000 or 33 percent, compared to the nine months ended March 31, 1995. Revenue from courseware license rights decreased by $843,000 or 31 percent to $1,874,000 for the nine months ended March 31, 1996 from $2,717,000 for the nine months ended March 31, 1995.

This decrease is primarily attributable to the reorganization and enlargement of the Company's sales force. The Company has shifted from a combination of a direct sales force and dealers to exclusively dealers and has built a network comprised of over 30 dealers with approximately 80-90 total representatives marketing the Company's products. During the first half of fiscal year 1996, the Company focused on putting into place and training these dealer organizations. Due to the time involved in training the dealers and the relatively long sales lead times in the industry (6-9 months), sales levels declined. Additionally, the overall market was very sluggish during the nine months as schools with Chapter I money available seemed reluctant to commit these funds. Services and other revenues decreased $378,000 or 38 percent to $624,000 for the nine months ended March 31, 1996 from $1,002,000 for the nine months ended March 31, 1995. Of this decrease, $101,000 is the result of lower text and consumable sales which resulted from the lower courseware sales. Customer support renewal revenues decreased $284,000 to $398,000 at March 31, 1996 from $682,000 at March 31, 1995. This decrease is primarily the result of the Company lowering its annual customer support renewal fee, with a corresponding reduction in the support requirements for the renewal contracts. This decrease was partially offset by an increase in other related service revenues.

Gross margins decreased by $566,000 or 31 percent to $1,264,000 for the nine months ended March 31, 1996 from $1,830,000 for the nine months ended March 31, 1995. This decrease is primarily the result of lower overall sales.

Operating expenses increased by 37 percent or $488,000 to $1,815,000 for the nine months ended March 31, 1996 from $1,327,000 for the nine months ended March 31, 1995. General and administrative expenses increased $378,000 or 59 percent to $1,024,000 for the nine months ended March 31, 1996 from $646,000 at March 31, 1995. This increase was primarily due to an increase in legal fees due to litigation as discussed below and accruals made for certain key employee incentive programs. Sales and marketing expenses increased $135,000 or 32 percent to $563,000 for the nine months ended March 31, 1996 from $428,000 for the nine months ended March 31, 1995. This increase is primarily the result of the increased effort during the first nine months of fiscal year 1996 to establish and train the dealer network. Additionally, dealer commissions were reclassified from cost of good sold to sales and marketing expense.

Operating income decreased by $1,054,000 to a deficit of $551,000 for the nine months ended March 31, 1996 compared to operating income of $503,000 for the nine months ended March 31, 1995.

During the nine months ended March 31, 1996 the Company recognized other income of $70,000 relating to a litigation settlement involving an outside development firm which was under contract to port certain of the Company's windows products to certain Microsoft and a Macintosh platforms, the latter of which was not performed.

Net interest expense decreased by $607,000 to $122,000 for the nine months ended March 31, 1996 from $729,000 for the nine months ended March 31, 1995. This decrease is primarily the result of the debt to equity conversion which was effective on June 30, 1995, wherein, $5,500,000 in related party debt was exchanged for a combination of 5,300,000 shares of Series C Non-convertible Redeemable Preferred Stock and 1,666,666 shares of common stock.

Liquidity and Capital Resources:

At March 31, 1996, the Company had liquid resources (cash and accounts receivable) of $1,133,000, a decrease of 35 percent or $611,000 from June 30, 1995 when liquid resources were $1,744,000. Cash increased $92,000 primarily as a result of efforts to collect outstanding accounts receivable. Accounts and contract receivables decreased $704,000 or 42 percent to $964,000 primarily due to the lower overall sales level.

Current assets decreased by $632,000 or 34 percent to $1,236,000 at March 31, 1996 from $1,868,000 at June 30, 1995. This decrease was primarily the result of a $704,000 decrease in accounts receivable, with an offsetting increase in cash of $92,000.

Long-term assets as of March 31, 1996 were $4,368,000 compared to $4,733,000 at June 30, 1995. This decrease was primarily the result of increased amortization and a lower level of courseware development costs being capitalized.

Current liabilities of the Company increased by $803,000 to $2,040,000 at March 31, 1996 from 1,237,000 at June 30, 1995. Of this increase, $1,197,000 is the change in classification of the convertible subordinated debentures from long-term to short-term liabilities. Accounts payable decreased $115,000 as a result of an effort to pay vendors within the agreed payment terms. Other accrued liabilities decreased $213,000 primarily as a result of the payment during the nine months of commissions and tax liabilities that were accrued as of June 30, 1995.

The Company's working capital decreased by $1,435,000 from $631,000 at June 30, 1995 to a deficit of $804,000 at March 31, 1996. This decrease is primarily the result of the change in classification of the convertible subordinated debentures from long-term to short-term liabilities and lower accounts receivable.

Stockholders' equity decreased by $602,000 to $3,565,000 at March 31, 1996 from $4,167,000 at June 30, 1995 due to the $602,000 net loss for the nine month period.

In the opinion of management, debt and equity capital resources should be increased for the Company to fully pursue its goals in the next twelve months. The Company is addressing the need for longer-term growth capital by pursuing new sources of investment funding. Additionally, the Company has secured a source for its short-term working capital needs through an accounts receivable financing arrangement. While management believes that the Company can continue its current operating strategy without additional funding, cash flows are difficult to forecast accurately. Therefore, there can be no assurance that additional capital will not be required, nor that it will be available on terms which are acceptable to the Company. The Company has $1,197,000 of convertible subordinated debentures that are due on July 31, 1996. Funds from operations may not be adequate to repay these debentures. Should the Company not have available funds to repay these debentures it will pursue an extension of the due date.

                               PART II - OTHER INFORMATION


Item 4.                Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on January 26, 1996. The following members of the Board of Directors were elected for one-year terms expiring at the meeting of shareholders in 1997, or until their respective successors are elected and qualified.

            Name           Shares Voted For     Shares Withheld
         Barbara Morris       2,902,316             4,706
         Gregory George       2,901,688             5,334
         Jeffrey Keimer       2,901,837             5,125
         Carolyn Poe          2,903,339             3,623

The shareholders ratified the adoption of the Company's 1995 Executive Officer Stock Option Plan.

         Shares Voted For  Shares Voted Against    Abstentions
           2,486,752            19,219              5,752

The shareholders ratified the adoption of the Company's 1995 Employee Stock Option Plan.

         Shares Voted For  Shares Voted Against    Abstentions
           2,493,107            15,201              3,415

The shareholders ratified the appointment of Arthur Andersen LLP as independent certified public accountants for the Company for the fiscal year ending June 30, 1996.

         Shares Voted For  Shares Voted Against    Abstentions
           2,903,065             1,115              2,842

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




WASATCH EDUCATION SYSTEMS CORPORATION





/s/Barbara Morris                    May 10, 1996
   Barbara Morris, President & CEO      Date