Form 10KSB
period 1996-06-30
WASATCH EDUCATION SYSTEMS CORP /UT/
filed 1996-09-30
CIK 837987

Form 10-KSB

      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                For the fiscal year ended June 30, 1996

      [  ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURI-
           TIES EXCHANGE ACT OF 1934 [No Fee Required]
                For the transition period from   to

                    Commission file number 0-17190

                    WASATCH EDUCATION SYSTEMS CORPORATION
                    -------------------------------------
                (Name of small business issuer in its charter)

              UTAH                                      87-0458433
              ----                                      ----------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

     5250 South 300 West, Suite 101
          Salt Lake City, Utah                                84107
          --------------------                                -----
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number (801) 261-1001

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                        Common Stock, no par value
                        --------------------------
                             (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for fiscal year ended June 30, 1996 were $3,500,251.

     The aggregate market value of the voting stock held by non-affiliates computed by the average bid and asked prices of such stock as of September 8, 1996 was $446,154.

     The number of shares outstanding of issuer's common stock as of September 8, 1996 was 3,579,229.

                                 FORM 10-KSB

                                    PART I

ITEM 1.  BUSINESS
         --------

General Description
- -------------------

     Wasatch Education Systems Corporation (the "Company" or "Wasatch") began operations in 1984, was incorporated in 1988 in the State of Utah. The Company develops and markets computer instructional systems ("CAI Systems") for the pre-school, elementary, secondary, adult education and home school markets. Schools utilize the Company's products to offer their students self-paced, individualized courses in reading, writing, science, life skills and high school equivalency ("GED") test preparation as well as phonics, basic skills, job skills and interdisciplinary, real world based projects. The CAI Systems sold by the Company are typically used to supplement a school's regular instructional programs.

      The Company markets and sells its products through dealer organizations and independent sales representatives. See "Business--Marketing and Sales". In addition to receiving revenues from initial product sales (including software license fees, teacher training, installation and printed materials), the Company also receives fees in subsequent years for customer support, software upgrades, teacher training and printed materials.


The Market
- ----------

      With the introduction of personal computers in the schools in the late 1970's and early 1980's, drill and practice type courseware on diskettes became popular. Later, as the advantages of networking these personal computers together and sharing software and data files became apparent, integrated learning systems ("ILS") which address broad curriculum needs became the standard for schools throughout the country that were introducing their students to technology based learning. Currently, both comprehensive ILS solutions as well as individual stand alone courseware is popular in the markets serviced by the Company. The Company offers both comprehensive ILS and individualized courseware products for sale.


 The Company's Products
 ----------------------

     The Company provides a "learning" system. The system provides each student with self-paced, individualized lessons. Using a personal computer as a fileserver, the system stores course software (known as "Courseware") and student data, and transmits programs to student workstations as needed. The fileserver can be connected to as many as 100 student workstations equipped with color monitors. A printer is also attached to the system to service the needs of the users. Individual workstations can be located in one place, such as a school computer laboratory, or the network can be arranged to distribute workstations in different classrooms throughout the school.

     The Company believes that its Courseware offers several features which make it attractive to customers. These include automatic recordkeeping, automatic re-entry at the appropriate point in the lesson, the capability to store work for later use and the emphasis on workplace knowledge in real world scenarios. The networked, MS-DOS/Windows software also allows more elaborate lessons, including such features as graphics, audio and animation.

     The Company has designed its project-based multimedia Courseware to present skills in meaningful and engaging real-world settings. Students using the Wasatch Courseware are drawn into stimulating worlds of problem-solving where they locate and use information, identify resources, observe different careers in action, and make decisions to solve problems and produce products. Students also have access to extensive scored learning activities which give the support and practice needed to produce the products required for each project. The Company's Courseware combines powerful educational content with a rich variety of easy-to-use integrated tools redefining educational courseware for the kindergarten through adult learner.

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

     Two new courses were developed and introduced by the Company during fiscal year 1996. One course, Basic Skills for the Real World, is comprised of eight units designed for adult and alternative education students. This course is useful with students who are beginning readers, using over 70 hours of audio to present a variety of life and job skills. The second course, Job Skills for the Real World, helps students explore their interests and career options and learn effective methods to obtain a job utilizing their skills. A third course, Phonics for the Real World which was released in July 1996, is designed for primary grade students. It is a fully-voiced multimedia phonics-in-context program which is useful as a self-contained phonics program or as a companion product to the Projects for the Real World for grades K-3.

      Fiscal year 1996 development projects also included programming all MS Windows products to run with MS Windows 95 and Novell 4.x with VLM's.

      All of the Company's products run in a managed environment which provides reporting of data such as courseware scores and time on task. All Courseware can be delivered via local networks or non-networked CD-ROM on individual workstations.


Services
- --------

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

Research and Product Development
- --------------------------------

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

     From its inception in 1984 to June 30, 1996, the Company has cumulatively spent $16,421,000 for research and product development. During the fiscal years ended June 30, 1996 and 1995, the Company spent approximately $336,000 and $309,000, respectively, on expensed product development. In addition, the Company spent approximately $570,000 and $1,269,000 in the fiscal years ended June 30, 1996 and 1995, respectively, on product development that was capitalized. Within a given curriculum area, the Company's development strategy typically focuses on early completion of a core of software modules. As a result, products in a given curriculum area are typically brought to market after 12 to 15 months of development.

     The Company intends to continue making significant investments in product development activities with funds provided by continuing operations. The new products will improve the Company's offerings in K-12 communication arts and adult basic education. There can be no assurance, however, that the Company will be able to respond adequately to technological advances in its marketplace or that it will be able to develop or market successfully any new products.


Marketing and Sales
- -------------------

     The Company sells its products to a variety of customers including K-12 school districts, private schools, universities, adult education centers and corporate education centers. As of June 30, 1996, the Company had two full time sales managers who directed 30 geographically-based dealer organizations and independent sales representatives. The Company has non-exclusive arrangements with its dealers and independent representatives that can be terminated by either party at any time without cause. The Company sells its products both as a comprehensive, bundled Integrated Learning System (ILS) and as individual units. The MS DOS and MS Windows based products can run on local network or on stand alone PC computers. As of June 30, 1996, the Company had sold its products to over 370 school districts for use in 905 schools on approximately 20,000 individual networked workstations throughout the United States.

      In addition to qualifying prospects and calling on both existing and prospective customers, the Company's sales representatives host users' conferences and attend national trade shows and conferences. The efforts of the sales representatives have been augmented this past year with catalog mailings and follow up telemarketing efforts. These efforts not only result in direct sales, they also identify potential ILS customers that require the attention of the sales representatives.


Competition
- -----------

The K-12 computer-aided instruction market is highly competitive. The Company categorizes its competitors into two types. The first type of competitor is the diskette or CD-ROM based educational software publisher. These companies generally distribute their products via telemarketing and catalog sales to individuals as well as school districts.

      The second category of competitor is the group of companies producing comprehensive, ILS courseware primarily for networked systems. These companies generally market to school districts and adult sites with direct sales forces or dealer groups. The Company believes that its major competitors in this second category are Computer Curriculum Corporation, a division of Viacom, Jostens
Learning Corporation and IBM/Eduquest. These competitors have far greater resources than those of the Company's. Some of these competitors have entrenched market positions and established trade names, trademarks and intellectual property rights.

      Although the Company believes that its products compete effectively with its competitors in term of price, quality and features, there can be no assurance that the Company will be able to remain competitive in the future or with respect to new products. The Company believes that each of its competitors has approached the market from a different standpoint and has targeted specific market segments. Although some companies may hold a position of dominance in certain portions of the market, no one company dominates the entire market. The Company competes against different companies depending on the type of sale and the region of the United States.


Product Protection
- ------------------

     The Company's success is dependent to a large extent on its ability to protect its proprietary interest in its software products. To achieve this end, the Company requires its employees to enter into confidentiality agreements and asks all customers to sign license agreements that prohibit the reproduction or other unauthorized use of the Company's proprietary software; however, not all customers have signed such licensing agreements.

      Several circuits of the United States Court of Appeals, as well as federal district courts, have held that governmental entities may be immune from suit for copyright infringement. Such immunity protection would extend to states and their alter egos but not to other political subdivisions. If school district customers were not to be viewed as alter egos of their respective states, the Company could be denied protection from copyright infringement as to these customers, even if such protection would otherwise be available. However, the Company should be entitled to contractual protections under any license agreements it has executed with such districts.

      The Company believes that the rapid pace of technological change in the computer software industry renders patent, trade secret and copyright protections less significant than the knowledge, ability and experience of the Company's personnel, name recognition and on-going maintenance.


Suppliers
- ---------

     The objective of the Company is to sell proprietary software to customers without accompanying computer equipment and supplies, or third party software except where the addition of the third party software compliments or augments the Company's software. However, at times the Company must coordinate the sale of its products with third party computer hardware and peripherals as well as third party software in order to satisfy the bid specifications of certain customers. In these instances, the Company must rely upon the delivery of products and services from various suppliers and has established certain relationships with these suppliers to provide continuity of supply.

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

     Third Party Software: The Company purchases software products from third parties to fill gaps in the Company's proprietary product lines. Such software products constitute a small percentage of the Company's business but nevertheless, provide both necessary and appropriate products for specific market needs. In the event such software sources were to cease to be available to the Company, the Company would be required to find alternative sources, and there can be no assurance that it would be successful in doing so. The Company also purchases and resells books from several publishers.


Employees
- ---------

     As of June 30, 1996, the Company employed 26 persons (on the basis of full-time equivalent employment) including 4 persons in sales, marketing, and related activities; 7 persons in product development; 11 persons in customer support and operations; 4 persons in servicing and consulting; and 4 persons in general administration and finance.

     The Company believes that its future success will depend, in part, on its ability to recruit and retain highly skilled sales and technical personnel, including senior management, as the Company expands its marketing efforts.

      None of the Company's employees is represented by a labor union. The Company has experienced no work stoppage and believes that its employee relations are good.


Significant Customers
- ---------------------

      The Company's products are marketed primarily to public school districts, adult education facilities, corporations and recently to school districts and adult education sites through telemarketing and catalog sales.

      For all periods from inception through June 30, 1996, a small number of school districts generated a disproportionate amount of the Company's annual revenues. (See Note 9 to the Financial Statements.)

      The Company must continually seek new customers for its products because most of the Company's revenue is from non-recurring initial sales of software, not from recurring annual license fees. Accordingly, the Company is not particularly dependent on any individual customer(s) for future revenues.


Backlog
- -------

      On June 30, 1996, the Company's backlog was immaterial, all of which was shipped during the first quarter of fiscal year 1997. The Company does not generally have a significant backlog as a result of the following factors. Even though the sales cycle is lengthy, when a customer actively places an order it is generally important that delivery be made quickly. The Company does not manufacture or maintain significant inventory of computer hardware; it merely installs its software on hardware manufactured, and often delivered, by third parties.

      At June 30, 1996, the Company had recorded deferred revenue with respect to cash receipts for services, which consist primarily of training and maintenance, yet to be performed in the amount of $224,000. This amount will be recognized as revenue during fiscal year 1997 as the services are completed.



ITEM 2.  PROPERTIES
         ----------

     The Company's headquarters and its research and development facilities are located at the same facility in Salt Lake City, Utah. Effective April 1, 1996, the Company entered into a three-year lease agreement with its current landlord on a variable term lease through March 31, 1999. The annual base rent (inclusive of taxes) through March 31, 1997 is $115,236. The Company also entered into a three-year lease on property located in Park City, Utah through December 31, 1998. The annual base rent (inclusive of taxes) through December 31, 1996 is $71,016. (See Note 6 to the Financial Statements.)


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

      No legal proceedings against the Company were pending as of June 30, 1996.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

      The Company held its Annual Meeting of Shareholders on January 26, 1996. The following members of the Board of Directors were elected for one-year terms expiring at the meeting of shareholders in 1997, or until their respective successors are elected and qualified.

            Name           Shares Voted For     Shares Withheld
            ----           ----------------     ---------------
         Barbara Morris       2,902,316             4,706
         Gregory George       2,901,688             5,334
         Jeffrey Keimer       2,901,837             5,125
         Carolyn Poe          2,903,339             3,623

The shareholders ratified the adoption of the Company's 1995 Executive Officer Stock Option Plan.

         Shares Voted For  Shares Voted Against    Abstentions
         ----------------  --------------------    -----------
           2,486,752            19,219              5,752

The shareholders ratified the adoption of the Company's 1995 Employee Stock Option Plan.

         Shares Voted For  Shares Voted Against    Abstentions
         ----------------  --------------------    -----------
           2,493,107            15,201              3,415

The shareholders ratified the appointment of Arthur Andersen LLP as independent public accountants for the Company for the fiscal year ended June 30, 1996.

         Shares Voted For  Shares Voted Against    Abstentions
         ----------------  --------------------    -----------
           2,903,065             1,115              2,842

                                 FORM 10-KSB

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        ---------------------------------------------------------------------

(A) Market Price Data
    -----------------

     The Company's Common Stock began trading in the over-the-counter market in October 1988. Prices were quoted in the National Association of Security Dealers Automated Quotation System ("NASDAQ") under the symbol WESC. On January 31, 1991, the Company was granted by NASDAQ a conditional continued listing on NASDAQ, and the Company's symbol was temporarily changed to WESCC. On July 8, 1991, the Company's symbol was changed back to WESC as the Company met the minimum equity requirement of NASDAQ. The Company was delisted on June 16, 1992 for failure to meet certain requirements for inclusion in the NASDAQ system. The Company is currently reviewing the requirements to be relisted on the NASDAQ exchange. The Company's Common Stock is now traded on the NASDAQ Bulletin Board. The following table sets forth the range of the high and low bid quotations for the stock for the fiscal quarters indicated, as reported by the applicable NASDAQ trading market. The quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily reflect actual transactions.


                                          HIGH             LOW
                                          ----             ---
Fiscal Year Ended June 30, 1995
- -------------------------------
1st Quarter ended September 30, 1994     $0.313           $0.125
2nd Quarter ended December 31, 1994       0.219            0.094
3rd Quarter ended March 31, 1995          0.156            0.094
4th Quarter ended June 30, 1995           0.156            0.094

Fiscal Year Ended June 30, 1996
- -------------------------------
1st Quarter ended September 30, 1995     $0.156           $0.094
2nd Quarter ended December 31, 1995       2.625            0.094
3rd Quarter ended March 31, 1996          0.750            0.500
4th Quarter ended June 30, 1996           0.500            0.500

(B) Approximate Number of Equity Security Holders
    ---------------------------------------------

      As of June 30, 1996, the Company had 497 common and preferred stockholders of record.

(C) Dividends
    ---------

      The Company has never paid a dividend on its Preferred Stock. As of June 30, 1996, the Preferred Stock dividends in arrears amounted to $90,866. Under Utah corporate law, the Company is restricted from paying dividends on its Common Stock until the accumulated dividends on its Preferred Stock are paid and the Company has achieved positive retained earnings. Only the Series B Preferred Stock is entitled to dividends. The Series A Preferred Stock is not entitled to dividends. The Series C Preferred Stock is entitled to dividends under certain circumstances (see Note 7 to the Financial Statements).

      The Company has never paid a cash dividend on its Common Stock. The current policy of the Company is to retain any earnings for the operation of its business. The Company intends for the foreseeable future to continue this policy of retaining earnings achieved to finance the development of its business.

ITEM 6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL  CONDITION  AND
         --------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Results of Operations:
- ----------------------

Fiscal Year 1996 compared to Fiscal Year 1995:

      The following are explanations of significant period to period changes for the fiscal year ended June 30, 1996 compared to the fiscal year ended June 30, 1995.

     Revenue for the fiscal year ended June 30, 1996 of $3,500,000 decreased $1,975,000 or 36 percent, compared to $5,475,000 for the fiscal year ended June 30, 1995. Courseware license revenues decreased 36 percent or $1,483,000 to $2,684,000 for the fiscal year ended June 30, 1996, from $4,167,000 for the fiscal year ended June 30, 1995. This decrease is primarily attributable to the downtime incurred from the reorganization of the Company's sales force. The Company has shifted from a combination of a direct sales force and dealers to exclusively dealers and built a network comprised of over 30 dealers with approximately 80-90 total representatives marketing the Company's products. During the first half of fiscal year 1996 the Company focused on putting into place and training these dealer organizations. Due to the time involved in training the dealers and the relatively long sales lead times in the industry (6-9 months), sales levels declined. Additionally, the overall market was very sluggish during the year as schools with Chapter I money available seemed reluctant to commit these funds. Services and other revenues decreased $492,000 or 38 percent to $816,000 for the fiscal year ended June 30, 1996 from $1,308,000 for the fiscal year ended June 30, 1995. Of this, $101,000 is the result of the Company eliminating, except in limited situations, the sale of computer hardware along with its Courseware. Support renewal revenues for the fiscal year ended June 30, 1996 of $537,000 decreased $308,000 or 36 percent compared to $845,000 for the fiscal year ended June 30, 1995. This decrease is primarily the result of delays in receiving annual contracts from customers, the most notable of which was the Chicago area schools where approval of the annual contract has been delayed.

     Gross margins decreased $1,678,000 to $2,004,000 at June 30, 1996 from $3,682,000 at June 30, 1995. This decrease is primarily the result of lower overall sales. The gross margin as a percent of revenue decreased 10 percent to 57 percent for the fiscal year ended June 30, 1996 from 67 percent for the fiscal year ended June 30, 1995. The gross margin as a percent of revenue for service and other revenues increased 9 percent to 46 percent for the fiscal year ended June 30, 1996 from 37 percent for the fiscal year ended June 30, 1995.

     Operating expenses decreased by 6 percent or $167,000 to $2,558,000 for the fiscal year ended June 30, 1996 from $2,725,000 for the fiscal year ended June 30, 1995. Of this, $180,000 is a decrease in sales and marketing expenses. This decrease is primarily the result of the reduction of the Company's internal sales representatives and lower selling costs associated with direct sales. The Company's sales effort has shifted to independent sales representatives and dealers. General and administrative expenses increased $56,000 to $1,482,000 at June 30, 1996 from $1,426,000 at June 30, 1995. The Company's research and development costs increased by $27,000 due to the Company expensing a larger percentage of courseware development costs.

     Operating income decreased by $1,511,000 to a loss of $554,000 for the fiscal year ended June 30, 1996 from income of $957,000 for the fiscal year ended June 30, 1995.

     Net interest expense decreased by $595,000 to $161,000 for the fiscal year ended June 30, 1996 from $756,000 for the fiscal year ended June 30, 1995. This increase was primarily the result of $5,500,000 of related party debt which was converted into a combination of Series C non-convertible preferred stock and common stock. Additionally, in this transaction over $1,000,000 in accrued, unpaid interest was forgiven and recognized as an extraordinary item on the June 30, 1995 statement of operations.

     The net income for the Company decreased $1,934,000 to a loss of $85,000 for the fiscal year ended June 30, 1996 from income of $1,219,000 for the fiscal year ended June 30, 1995. This decrease is the result of lower overall sales.


Liquidity and Capital Resources:
- --------------------------------

     The Company ended June 30, 1996 with liquid assets (cash and accounts receivable) of $988,000, a decrease of 43 percent or $756,000 from June 30, 1995 when liquid resources were $1,744,000. Accounts receivable decreased $759,000 or 46 percent to $889,000 at June 30, 1996 from $1,648,000 at June 30, 1995. This decrease was the result of lower sales during the fourth quarter of fiscal year 1996. Cash increased by $24,000 primarily due to a more concerted effort to collect outstanding accounts receivable.

     Current assets decreased by $776,000 or 42 percent to $1,092,000 at June 30, 1996 from $1,868,000 at June 30, 1995. This decrease was primarily the result of a $759,000 decrease in accounts receivable discussed above which was partially offset by an increase of $24,000 in cash.

     Long-term assets decreased $521,000 or 11 percent, to $4,212,000 at June 30, 1996 from $4,733,000 at June 30, 1995. Of this, $424,000 was a decrease in courseware development costs resulting from increased levels of amortization and lower overall development dollars being capitalized. Fixed assets declined $77,000 due primarily to normal depreciation of fixed assets.

     Current liabilities increased by $615,000 to $1,852,000 at June 30, 1996 from $1,237,000 at June 30, 1995. Of this increase, $1,197,000 resulted from the classification of the convertible subordinated debentures from long-term to short-term liabilitites. Accounts payable decreased $190,000. Accrued liabilities decreased $295,000 primarily as the result of the payment of an accrued sales tax liability as well as a decline in accrued royalties to third party software suppliers. Deferred revenue decreased $143,000 primarily as a result of the Company lowering its annual renewal fee charged in fiscal year 1996, in connection with a corresponding decrease in the level of services offered.

     The Company's working capital balance decreased by $1,391,000 to a deficit balance of $760,000 at June 30, 1996 from a positive position of $631,000 at June 30, 1995. This decrease primarily resulted from the classification of $1,197,000 of convertible subordinated debentures from long-term to short-term liabilities. The Company's working capital needs will be provided for by continuing operations

     Stockholders' equity decreased by $715,000 to $3,452,000 at June 30, 1996 from $4,167,000 at June 30, 1995. This decrease is the result of a net loss of $715,000.

     In the opinion of management, debt and equity capital resources should be increased for the Company to fully pursue its goals in the next twelve months. The Company is addressing the need for longer-term growth capital by pursuing new sources of investment funding. The Company has secured a source for its short-term working capital needs through an accounts receivable financing arrangement. While management believes that the Company can continue its current operating strategy without additional funding, cash flows are difficult to forecast accurately. Therefore, there can be no assurance that additional capital will not be required, nor that it will be available on terms which are acceptable to the Company. At June 30, 1996, $1,197,000 of convertible subordinated debentures remain outstanding. The debentures, originally due July 31, 1996, have been extended to January 31, 1997. The extension was ratified by the 66 2/3 percent vote required by debenture holders.

     Effective July 1, 1996 the Company entered into an Acquisition agreement with Wasatch Interactive Learning Corporation ("WILC"). The Company, pending shareholder approval, has agreed to sell WILC the Education Market net assets of the Company relating to or arising out of the Company's business of developing, marketing and licensing proprietary and third party educational software and related products and services in the Education Market. The Company, pending shareholder approval, also has granted an exclusive, worlwide license to WILC to market the Company's products and develop derivative products in the Education Market. The Company will receive cash of $1,500,000 and future royalties. In addition, the Company will retain all capitalized courseware costs, convertible subordinated debentures and tax net operating loss carryforwards.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wasatch Education Systems Corporation:

We have audited the accompanying balance sheet of Wasatch Education Systems Corporation as of June 30, 1996 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 10 to the financial statements, pending shareholder approval, the Company entered into an agreement, effective July 1, 1996, with Wasatch Interactive Learning Corporation ("WILC") to sell to WILC the Education Market net assets of the Company in exchange for cash of $1,500,000 and future royalties based on sales by WILC of Education Market products and subsequently developed derivative products. Should this sale be consummated by the Company, its financial position and results of operations will be substantially different in future periods. The Company intends to pursue other markets with the proceeds of the contemplated sale of the Education Market net assets.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wasatch Education Systems Corporation as of June 30, 1996 and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.





ARTHUR ANDERSEN LLP


Salt Lake City, Utah
  August 8, 1996 (except with
   respect to the matter discussed in
   Note 10 for which the date is
   September 24, 1996

ITEM 7.     Financial Statements

                    Wasatch Education Systems Corporation
                                Balance Sheet
Assets                                                          June 30,
                                                                  1996
                                                             ------------
Current assets:
   Cash                                                      $     99,614
   Accounts  receivable,  net of  allowance  for doubtful
   accounts of $15,000                                            888,681
   Inventories                                                     66,682
   Other current assets                                            36,839
                                                             ------------
      Total current assets                                      1,091,816

Equipment, furniture and fixtures, net of accumulated
   depreciation of $571,683                                       206,444

Courseware development costs, net of accumulated
  amortization of $2,095,898                                    3,987,277

Other assets, net                                                  18,333
                                                             ============
      Total assets                                           $  5,303,870
                                                             ============

Liabilities and stockholders' equity

Current liabilities:
   Convertible subordinated debentures                       $ 1,197,000
   Accounts payable                                              125,733
   Accrued employee costs                                        239,334
   Other accrued liabilities                                      65,673
   Deferred revenue                                              224,241
                                                            ------------
      Total current liabilities                                1,851,981
                                                            ------------

Commitments (Note 6)

Stockholders' equity:
  Preferred stock, 20,000,000 shares authorized:
   Series A convertible  redeemable,  4,429,870 shares
    outstanding, 4,429,870 involuntary liquidation value       4,655,724
   Series B $.375 cumulative convertible redeemable,
    91,151 shares outstanding, $158,254 involuntary
     liquidation value                                           118,496
   Series C redeemable, 5,300,000 shares outstanding,
     $5,300,000 preferred liquidation value                    5,300,000
   Common  stock,  no  par  value; 200,000,000 shares
     authorized, 3,579,229 shares outstanding                 11,754,072
   Accumulated deficit                                       (18,376,403)
                                                            ------------
      Total stockholders' equity                               3,451,889
                                                            ------------
      Total liabilities and stockholders' equity            $  5,303,870
                                                            ============

      The accompanying notes are an integral part of this balance sheet.

                    Wasatch Education Systems Corporation
                           Statements of Operations

                                                Fiscal year     Fiscal year
                                                ended June      ended June
                                                 30, 1996        30, 1995
                                               -------------   -------------
Revenue:
  Courseware license rights                       $2,684,488      $4,167,357
  Services and other                                 815,763       1,307,824
                                               -------------   -------------
                                                   3,500,251       5,475,181
                                               -------------   -------------
Cost of revenue:
  Courseware license rights                        1,053,028         970,986
  Services and other                                 443,363         822,202
                                               -------------   -------------
                                                   1,496,391       1,793,188
                                               -------------   -------------
Gross margin                                       2,003,860       3,681,993
                                               -------------   -------------
Operating expenses:
  General and administrative                       1,411,566       1,425,985
  Sales and marketing                                809,604         989,442
  Research and development                           336,361         309,358
                                               -------------   -------------
                                                   2,557,531       2,724,785
                                               -------------   -------------
(Loss) income from operations                       (553,671)        957,208

Interest expense, net of interest income             161,497         755,761
                                               -------------   -------------
(Loss)   income   before  income  taxes  and        (715,168)        201,447
extraordinary item

Income tax provision                                       -          (4,029)
                                               -------------   -------------
(Loss) income before extraordinary item             (715,168)        197,418

Extraordinary  item,  forgiveness of accrued
interest,  net of income tax  provision of
$20,163 in fiscal year 1995                              -        1,021,238
                                               -------------   -------------
Net (loss) income                                   (715,168)      1,218,656

Unpaid  and   undeclared   preferred   stock
dividends                                             18,184          34,182
                                               =============   =============
Net  (loss) income attributable  to common
stockholders                                      $ (733,352)     $1,184,474
                                               =============   =============

Primary (loss) income per common share:
   (Loss) income before extraordinary items      $      (.20)     $      .03
   Extraordinary item                                    .00             .16
                                               =============   =============
   Net (loss) income                             $      (.20)     $      .19
                                               =============   =============
Fully  dilutive  (loss) income per  common
share:
   (Loss) income before extraordinary item       $      (.20)     $      .04
   Extraordinary item                                    .00             .08
                                               =============   =============
   Net (loss) income                             $      (.20)     $      .12
                                               =============   =============
Weighted average common and common
   equivalent shares outstanding
     Primary                                       3,574,800       6,347,012
     Fully dilutive                                3,574,800      12,299,683
                                               =============   =============

       The accompanying notes are an integral part of these statements.




                                Wasatch Education Systems Corporation
                                 Statements of Stockholders' Equity
                          For the Fiscal Years Ended June 30, 1996 and 1995
                                       (Dollars in thousands)



                              Series A           Series B            Series C                                           Total
                          Preferred Stock     Preferred Stock    Preferred Stock      Common Stock    Accumulated    Stockholders'
                        -------------------------------------------------------------------------------
                          Shares     Amount    Shares   Amount    Shares    Amount    Shares    Amount     Deficit  Equity/Deficit
                        -------------------------------------------------------------------------------------------------------
Balance at June 30, 1994 4,439,870   $4,666     91,151 $   118     -       $   -    1,902,563   $11,544   $(18,880)   $(2,552)
  Issuance of Series C
   preferred stock in                                            5,300,000  5,300                                       5,300
   conversion of debt
   to equity
  Issuance of common
   stock in conversion                                                              1,666,666       200                   200
   of debt to equity
  Net loss                                                                                                  1,219       1,219
                        -------------------------------------------------------------------------------------------------------
Balance at June 30, 1995 4,439,870    4,666    91,151      118  5,300,000   5,300   3,569,229   11,744    (17,661)      4,167
  Conversion of Series
   A preferred stock
   into common stock       (10,000)     (10)                                           10,000       10                    -0-
  Net income                                                                                                 (715)       (715)
                        =======================================================================================================
Balance at June 30, 1996 4,429,870    $4,656    91,151  $  118  5,300,000  $5,300   3,579,229  $11,754   $(18,376)    $ 3,452
                        =======================================================================================================


        The accompanying notes are an integral part of these statements.

                      Wasatch Education Systems Corporation
                            Statements of Cash Flows

                                                Fiscal year     Fiscal year
                                                 ended June      ended June
                                                  30, 1996       30, 1995
                                                -------------   -------------
Cash flows from operating activities:
  Net (loss) income                                $ (715,168)     $1,218,656
    Adjustments   to  reconcile   net  (loss)
   income to net cash
     provided by operating activities:
      Depreciation and amortization                 1,158,218       1,036,922
       Extraordinary  gain  from  forgiveness
       of accrued interest                                  -      (1,041,581)
      Increase (decrease) in cash from:
          Accounts and contract receivable            779,503        (341,873)
          Inventories                                   8,505          29,990
          Other current assets                         11,337          52,938
          Accounts payable                           (190,279)       (227,360)
          Accrued liabilities                        (248,806)        541,572
          Deferred revenue                           (142,993)       (119,618)
                                                -------------   -------------
            Net cash  provided  by  operating
             activities                               600,317       1,149,646
                                                -------------   -------------
Cash flows from investing activities:
  Purchase  of   equipment,   furniture   and
   fixtures                                           (86,636)        (30,346)
  Additions to courseware development costs          (570,217)     (1,269,193)
  Decrease in other assets                             20,000          20,000
                                                -------------   -------------
            Net   cash   used  in   investing
             activities                              (636,853)     (1,279,539)
                                                -------------   -------------
Increase (decrease)in cash                             23,464        (129,893)

Cash at beginning of year                              76,150         206,043
                                                -------------   -------------
Cash at end of year                                $   99,614      $   76,150
                                                =============   =============

Supplemental    disclosure   of   cash   flow
information:
   Cash paid for interest                          $  161,497      $  161,595
                                                =============   =============
   Cash paid for income taxes                      $   13,856      $    2,366
                                                =============   =============
Supplemental  disclosure of noncash investing
and
  financing activities:
    Conversion of Series A preferred stock
     into common stock                             $   10,000      $        -
                                                =============   =============
    Issuance of Series C  preferred  stock in
     conversion of debt to equity                  $       -       $5,300,000
                                                =============   =============
    Issuance  of common  stock in  conversion
     of debt to equity                             $       -       $  200,000
                                                =============   =============

     The  accompanying  notes are an  integral  part of these statements.

                      Wasatch Education Systems Corporation
                          Notes to Financial Statements


Note 1  NATURE OF OPERATIONS
        --------------------

     Wasatch Education Systems Corporation (the "Company" or "Wasatch") develops and markets computer instructional systems ("CAI Systems") for the pre-school, elementary, secondary, adult education and home school markets. Schools utilize the Company's products to offer their students self-paced, individualized courses in reading, writing, science, life skills and high school equivalency ("GED") test preparation as well as phonics, basic skills, job skills and interdisciplinary, real world based projects. The CAI Systems sold by the Company are typically used to supplement a school's regular instructional programs. The Company grants credit to customers, substantially all of whom are school districts located within the United States.

     Effective June 30, 1995 an agreement with one of the Company's founding investors was finalized, wherein $5,500,000 in debt was exchanged for a combination of Series C non-convertible preferred stock and common stock.

     In addition to these financing arrangements, the Company is taking action to improve profitability. Since June 30, 1992, the Company's new management team has substantially revised the Company's strategic direction. The Company has restructured its sales and training departments, established relationships with outside dealer organizations and has plans to expand more rapidly into the catalog and adult education markets as well as continuing to emphasize the school market. Management has taken steps to significantly reduce operating costs by reducing headcount, revising software development plans to reduce development costs and the time to market for new products, and renegotiating development contracts with outside developers. The Company is subject to a number of risks associated with companies in a similar stage of operations including dependence on key individuals, potential competition from larger and more established companies and the need to maintain adequate sources of financing.

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Pending shareholder approval, the Company has entered into an agreement with Wasatch Interactive Learning Corporation to sell the Company's Education Market net assets (see Note 10). If this sale is consummated, the operations of the Company will change substantially in fiscal year 1997.


Note 2  SIGNIFICANT ACCOUNTING POLICIES
        -------------------------------

Revenue Recognition
- -------------------

     The Company recognizes revenue in accordance with the provisions of Statement of Position No. 91-1, "Software Revenue Recognition."

        -------------------------------------------

     The Company sells computer educational software systems consisting of license rights to proprietary courseware, instructional materials, nonproprietary software and third party vendor software. Customer training and support and software updates are usually included with licenses of initial systems. In addition to selling computer education systems to new customers, the Company receives revenue from annual fees for customer training, support, and software updates, as well as from ongoing sales of consumables. Revenue from the initial sale of computer education systems to customers is recognized on the date of shipment while revenue relating to training and support, which is based on the fair value of such services, is deferred and recognized when post contract support services have been performed, generally within one year.

      Revenue related to customer support and software maintenance renewals is recognized over the period such services are provided. Revenue related to the sale of instructional material is recognized when the material is shipped.


Cash and Cash Equivalents
- -------------------------

     As of June 30, 1996, the Company had demand deposits and money market accounts totaling approximately $100,000 with First Interstate Bank Corporation.

Inventories
- -----------

      Inventories, consisting primarily of finished goods, are recorded at the lower of cost (first-in, first-out method) or market value and include courseware, textual materials and third party computer software.

Equipment, Furniture and Fixtures
- ---------------------------------

      Equipment, furniture and fixtures are recorded at cost. Major additions and improvements are capitalized, while minor replacements, maintenance and repairs that do not increase the useful lives of the property are expensed as incurred.

      Depreciation is provided using the straight-line method over the estimated useful lives of the property, which range from three to five years.

Courseware Development Costs
- ----------------------------

     Courseware development costs incurred subsequent to establishment of technological feasibility are capitalized in the accompanying balance sheet.
Technological feasibility for the Company's computer courseware products is based upon achievement of a detailed program design free of high-risk development issues. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized courseware development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross revenues, estimated economic life and changes in technology. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both will be reduced significantly in the near term. For the fiscal years ended June 30, 1996 and 1995, the Company invested approximately $570,000 and $1,269,000, respectively, in the development of several new product lines, some of which began shipping during the fiscal year ended June 30, 1996. The Company has approximately $559,000 of unamortized costs related to current year products. No interest was capitalized during the fiscal years ended June 30, 1996 and 1995.

        -------------------------------------------

      Amortization of capitalized courseware development costs begins when the courseware is first sold and is calculated using the straight-line method over five years, the estimated economic lives of the products. Amortization expense for the fiscal years ended June 30, 1996 and 1995 was approximately $994,000 and $834,000, respectively.


Income (Loss) Per Common Share
- ------------------------------

     Primary income per common share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. For purposes of primary income per common share, common stock equivalents include shares issuable upon conversion of the Company's convertible preferred stock but exclude outstanding warrants and options. Fully diluted income per common share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year and include the shares issuable upon conversion of the Company's convertible preferred stock and the exercise of all dilutive warrants and options outstanding.

     Primary and fully diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year.


Recent Accounting Pronouncement
- -------------------------------

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. Management does not expect that the adoption of SFAS No. 121 will have a material impact on the Company's financial position or results of opreations.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123. "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. Management does not expect that the adoption of SFAS No. 123 will have a material impact on the Company's financial position or results of opreations.


Note 3  DEBT
        ----

     The Company completed two private placements of convertible subordinated debentures during 1990 and received a total of $3,670,000. Such debentures are redeemable by the Company upon not less than 30 days nor more than 60 days written notice. Interest is payable each March, June, September and December. The debentures were convertible into Common Stock of the Company during April 1993 and 1994 at conversion prices of either $19.50 or $21.60 per share, however no such conversions took place. The debentures are subordinated to all present and future debt of the Company. At June 30, 1996, $1,197,000 of the debentures remain outstanding. The maturity date of the debentures has been extended to January 31, 1997. The extension was ratified by the 66 2/3 percent majority vote required by debenture holders.

     Effective June 30, 1995, an agreement with certain of the Company's principal stockholders was finalized wherein $5,500,000 million in debt was exchanged for a combination of 5,300,000 shares of Series C redeemable Preferred Stock and 1,666,666 shares of Common Stock. The Series C Redeemable Preferred Stock was exchanged at a price of $1 per share and the Common Stock was exchanged at a price of $.12 per share. Certain warrants were issued and amended in connection with the conversion (see Note 6). Additionally, $1,041,401 of accrued interest was forgiven resulting in an extraordinary gain for the fiscal year ended June 30, 1995.

Note 4  INCOME TAXES
        ------------

     The Company accounts for income taxes using ther parameteres og Statement of Financial Accounting Standards ("SFAS") No. 109. SFAS No. 109 requires the use of the liability method for financial reporting purposes. The Company provides a valuation allowance against all deferred tax assets.

     The components of the Company's deferred tax assets as of June 30, 1996 and June 30, 1995 are as follows:

                                June 30,       June 30,
                                  1995           1996
                              ----------     ----------
Tax net operating losses      $5,324,000     $4,372,000
Deferred software costs          363,000              -
Revenue deferred for
financial reporting               85,000        140,000
Reserves and accrued
liabilities                       24,000         41,000
                              ----------     ----------
Total deferred tax assets      5,796,000      4,553,000

Valuation allowance           (5,796,000)    (4,553,000)
                              ----------     ----------
Net deferred tax assets       $      --      $      --
                              ==========     ==========


      As of June 30, 1996, the Company has available net operating losses for Federal income tax purposes and financial reporting purposes of approximately $14,009,000 and $14,397,000, respectively. The tax net operating losses will begin expiring in 2004. Net operating losses for tax purposes differ from net operating losses for financial reporting purposes primarily as a result of the accounting treatment for accrued liabilities and deferred revenue.

      The following table summarizes the appropriate net operating losses available to the Company for Federal income tax purposes.

                                    Year                         Expiration
                                  of Loss          Amount           Date
                                 ----------     -----------      ----------
                                 12/31/1989     $ 1,872,000      12/31/2004
                                 12/31/1990       1,428,000      12/31/2005
                                 12/31/1991       3,857,000      12/31/2006
                                  6/30/1992       2,849,000       6/30/2007
                                  6/30/1993         341,000       6/30/2008
                                  6/30/1994       1,706,000       6/30/2009
                                  6/30/1994       1,956,000       6/30/2011
                                                -----------
Total tax net operating loss carryforwards      $14,009,000
                                                ===========

     Utilization of some of these net operating losses may be limited by an ownership change which occurred on June 30, 1993 based on Section 382 of the Internal Revenue Code.

Note 5  LICENSE AGREEMENT
        -----------------

     Effective September 30, 1995, the Company entered into a licensing agreement with The Roach Organization, Inc., doing business as TRO Learning ("TRO"). The license agreement grants TRO a world-wide, non-transferable, exclusive license to distribute certain of the Company's products as part of the courseware system marketed by TRO. The term of the agreement and the license is two years and one month commencing September 30, 1995 and ending October 31, 1997. The Company recognized income from a one-time licensing fee of $550,000 upon execution of the agreement which is non-refundable. Additionally, TRO has guaranteed minimum royalty revenue to the Company of $800,000 for the period beginning November 1, 1996 through June 30, 1997. The Company has no future obligations with respect to service, support or product.


Note 6  COMMITMENTS
        -----------

     The Company leases its facilities and certain equipment under noncancelable operating leases. As of June 30, 1995, the minimum future rentals to be paid under the leasing arrangements amount to $211,000, $203,000, $136,000, 8,000 and $2,000 for the years ending June 30, 1997, 1998, 1999, 2000 and 2001 respectively. The Company's facilities lease expires on March 31, 1996. Rent expense was $130,000 and $142,000 for the fiscal years ended June 30, 1996 and 1995, respectively.

     The Company has entered into several agreements which provide for royalty payments by the Company based on net sales of certain software products. The Company recognized royalty expense of $53,000 and $127,000 during the fiscal years ended June 30, 1996 and 1995, respectively.


Note 7  STOCKHOLDERS' EQUITY
        --------------------

Series A Preferred Stock
- ------------------------

     Pursuant to a private offering memorandum, the Company issued 4,439,870 shares of Series A Convertible Redeemable Preferred Stock ("Series A Preferred Stock") to accredited investors and a limited number of non-accredited investors at $1.00 per share; of which 1,121,500 shares were issued for cash, 2,000,000 shares were issued for the conversion of related party debt and 1,318,370 shares were issued for the conversion of Series B Preferred Stock.

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

       --------------------------------

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


Series B Preferred Stock
- ------------------------

     The Series B $.375 Cumulative Convertible Redeemable Preferred Stock ("Series B Preferred Stock") is convertible at any time into restricted Common Stock of the Company at the conversion rate of one common share for each six shares of Series B Preferred Stock. However, each share of Series B Preferred Stock issued in exchange for the debentures which had a conversion privilege to Common Stock at the rate of $19.50 per share (instead of the $21.60 per share conversion rate which pertains to all other debentures) is entitled to convert such shares of Series B Preferred Stock into Common Shares of the Company at the rate of one Common Share for each five shares of Series B Preferred Stock. As of June 30, 1996, 91,151 shares of the Series B Preferred Stock remained outstanding after the conversion of 1,866,534 shares to Series A Preferred Stock. The Series B Preferred Stock has no voting rights except in matters directly related to the Series B Preferred Stock.

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

      The holders of the Series B Preferred Stock were entitled to receive cumulative dividends thereon at the rate of $.2025 per annum for each share, which rate increased to $.375 per annum per share effective June 1, 1994, for all Series B Preferred Stock then outstanding, as and when declared by the Board of Directors. The Company has the option to pay these dividends to shareholders who elect to convert their Series B Preferred Shares to Common Shares, in cash, Common Stock or any combination of cash and Common Stock.

      At June 30, 1996, accumulated unpaid dividends on Series B Preferred Stock were $90,866. In accordance with the Company's Articles of Incorporation, the Company may only declare and pay dividends out of unreserved and unrestricted surplus. Surplus is the excess of the net assets of a corporation over its stated capital. At June 30, 1996, no dividends have been declared or paid as the Company had an accumulated deficit of $18,376,403.

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

       --------------------------------

Series C Preferred Stock
- ------------------------

     The Series C Redeemable Preferred Stock ("Series C Preferred Stock") has a par value of $1.00 per share, has no voting rights and is not convertible into shares of Common Stock or other preferred stock. Effective June 30, 1995, 5,300,000 shares of Series C Preferred Stock are reflected as outstanding, although the physical certificates were issued subsequent to that date. The holders of Series C Preferred Stock are entitled to receive dividends at the rate of $.10 per annum for the first five years subsequent to June 30, 1995. However, during this first five year period, dividends shall not be cumulative and shall be payable when and if declared by the Board of Directors. After the expiration of five years, dividends shall accrue on a cumulative basis and must be declared, set apart and paid in each ensuing year before payment of any dividends on Series A Preferred Stock, Series B Preferred Stock or Common Stock.

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

     Upon the dissolution or merger of the Company, holders of the Series C Preferred Stock are entitled to receive an amount equal to the redemption price which was in effect prior to the commencement of the current year before any amounts are paid to the holders of Series A Preferred Stock, Series B Preferred Stock or Common Stock. For the first year subsequent to June 30, 1995, the liquidation preference is $1.00 per share.


Stock Warrants
- --------------

      The following table summarizes warrants outstanding at June 30, 1996.


        Warrants
     Outstanding at                                 Exercise
     June 30, 1996        Expiration Dates           Price
     -------------       -------------------     -------------
         94,942               12/31/96               $4.50
        381,679               6/30/2000              $1.31
        226,000               12/31/96               $.50
        549,714                6/30/98               $.50
      3,773,092               6/30/2000              $.50
     -------------
      5,025,427
     =============

       --------------------------------

      During the fiscal year ended June 30, 1994, the Company issued warrants to purchase 600,000 shares of Common Stock at a price of $.50 per share in connection with the extension of due dates on related party debt. In connection with the exchange of debt for Series C Preferred Stock and Common Stock discussed in Note 3, 489,490 additional warrants with an exercise price of $.50 per share were issued. Existing warrants totaling 3,665,082 with expiration dates ranging from April 1997 through February 1999 were amended to extend the expiration dates to June 30, 2000. The exercise price of all of these warrants exceeded the fair market value of the Company's Common Stock as of their grant dates.


Stock Options
- -------------

The following table summarizes stock option activity for all stock option plans combined.

                                 Fiscal          Fiscal
                               Year ended      Year ended
                                June 30,        June 30,
                                  1996            1995
                             -------------    ------------
Number of options:
  Outstanding at the
   beginning                     1,398,518       1,791,428
   of the year
  Granted                          100,000            -
  Canceled or expired              (35,022)       (392,910)
                             =============   =============
   Outstanding at the end
    of the year                  1,463,496       1,398,518
                             =============   =============

Option price range per
  share:
  Outstanding at the
   beginning of the year        $.50-$3.00      $.50-$3.00
  Granted                          $.12             -
  Canceled or expired              $3.00        $.50-$3.00

Outstanding at the end of
  the year                      $.12-$3.00      $.50-$3.00


      The Company has granted nonqualified stock options to officers and employees under the 1989 Stock Option Plan. On March 14, 1991, the Board of Directors approved a repricing of all non-performance based options issued to officers and employees with exercise prices in excess of $3.00 to be repriced to $3.00, that all three part performance based options issued prior to March 14, 1991 be repriced to $3.00 and that the option agreement be amended to reflect an eight year vesting schedule with one-eighth of the options vested at the end of the first year and the remainder vesting monthly on a proportional basis. For each profitable quarter, one-third of the options subject to the eight year vesting will accelerate to a four year vesting beginning with the first day of the profitable quarter. Certain performance options issued in 1988 were repriced to $3.00 and amended to reflect an eight year vesting effective on the issue date with one-sixth of the total accelerated to four years when any consecutive three quarter period results in a 50% increase in cumulative gross profit over the same three quarter period twelve months earlier.

       --------------------------------

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

     On September 30, 1995, the Company adopted the 1995 Executive Officer Stock Option Plan (the "EOSO Plan") and reserved 1,750,000 shares of Common Stock for issuance thereunder. A summary of the EOSO Plan is as follows:

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

     As of June 30, 1996, 1,290,000 options had been granted to officers and directors. Of these, 1,020,000 options were granted at an exercise price of $.50 per share, 170,000 options were granted at an exercise price of $.60 per share and 100,000 options were granted at an exercise price of $.12 per share, which was the fair market value on the respective dates of grant. The options for 1,020,000 shares of Common Stock were fully vested as of March 1994. The options for 170,000 shares were fully vested on January 1, 1996. The options expire ten years from the date of grant.

     On September 30, 1995, the Company adopted the 1995 Employee Stock OptionPlan (the "ESOP Plan") and reserved 300,000 shares of Common Stock for issuance thereunder. The ESOP Plan permits the granting of options that are intended to qualify either as ISOs or NQSOs. The exercise price for each ISO option must be no less than 100% of the "fair market value"(as defined in the ESOP Plan) of a share of Common Stock at the time such option is granted (except in the case of a 10% stockholder, in which case the exercise price must be no less than 110% of the fair market value). The exercise price for each NQSO option is determined by the Committee at the time of grant.

      As of June 30, 1996, 48,000 options had been granted to employees at $.60 per share, which was the fair market value at the date of grant. The options become exercisable as to 66 1/2 percent of the total option shares at date of grant, and shall be exercisable as to an additional 1/48th of the total option shares at each one month interval thereafter until the option is exercisable with respect to 100% of the total option shares. The options expire ten years from the date of grant.

   The EOSO and ESOP Plans are administered by a committee of the Board (the "Committee") consisting of at least two members of the Board who are
"disinterested persons" as that term is defined under the Securities and Exchange Act. Subject to the terms of the EOSO and ESOP Plans, the Committee determines the persons who are to receive options, the number of shares subject to each option and the terms and conditions of such option. The Committee also has the authority to construe and interpret any provisions of the EOSO and ESOP Plans or any options granted thereunder.

       --------------------------------

     Due to the lack of stockholder ratification, both the 1994 EOSO plan and the 1994 ESOP plan lapsed. New EOSO and ESOP plans were adopted on September 30, 1995. These 1995 plans are identical to the 1994 plans in all respects. All options granted under the 1994 plans were granted again under the 1995 plans, with identical terms including a vesting schedule based on the original January 12, 1994 issuance date. Options were not granted to any employees who have left the employment of the Company. Options granted to Officers and Directors under the 1995 EOSO plan on October 1, 1995 were identical to those listed as outstanding on June 30, 1995. Options granted to employees on October 1, 1995 were identical in terms as those outstanding as of June 30, 1995; however, the number of options granted under the 1995 plan numbered only 48,000 compared to 56,000 options outstanding as of June 30, 1995, due to the termination of certain employees.



Note 8  401(k) PLAN
        -----------

      The Company adopted a 401(k) salary deferral plan (the "Plan") during 1990, covering substantially all employees. While the plan allows for Company contributions, none were made during the fiscal years ended June 30, 1996 and 1995. The Company paid expenses on behalf of the Plan for 1996 and 1995 which were nominal and included only administration costs.



Note 9  SIGNIFICANT CUSTOMERS
        ---------------------

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

                               Fiscal year ended   Fiscal year ended
                                   June 30,            June 30,
                                    1996                 1995
                                  --------             --------
Sales to Customer A               $347,000             $721,000
Percentage of Total Revenues         10%                  13%

Sales to Customer B               $555,000             $   -
Percentage of Total Revenues         16%

Note 10  SUBSEQUENT EVENTS
         -----------------

     Pending shareholder approval, the Company entered into an agreement, effective July 1, 1996, with Wasatch Interactive Learning Corporation ("WILC"), to sell to WILC the Education Market net assets of the Company relating to or arising out of the Company's business of developing, marketing and licensing proprietary and third party educational software and related products and services in the Education Market. The Company, pending shareholder approval, also has granted an exclusive, worldwide license to WILC to market the Company's products and develop derivative products in the Education Market. The Company will receive cash of $1,500,000 and future royalties based on sales by WILC of Education Market products and subsequently developed derivative products. The Company will retain all capitalized courseware costs, convertible subordinated debentures and tax net operating loss carryforwards.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   FORM 10-KSB

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF REGISTRANT; Compliance with Section 16(a) of the Exchange Act.

      The following table lists certain information regarding the executive officers and directors of the Company as of June 30, 1996.

Name                     Age                  Position
- ----                     ---                  --------
Barbara Morris            48          Chairman of the Board of Directors
                                      President and Chief Executive Officer

Gregory George            47          Director

Jeffrey Keimer            53          Director, Secretary

Carolyn Poe               56          Director

Carol Hamil               48          Vice President of Development

Ralph Brown               46          Chief Financial Officer

      Barbara Morris has been President, Chief Executive Officer and a director of the Company since February 1992 and was elected to the position of the Chairman of the Board of Directors in February 1995. She was President of Tapestry Learning, a wholly-owned subsidiary of Jostens Learning Corporation, both educational software companies, from March 1990 to October 1991. From May 1986 to March 1990, Ms. Morris was Vice President of Sales and Marketing for Prescription Learning Corporation, an educational company, and Jostens Learning Corporation.

      Gregory George has been a Vice President of TFI since August 1985 and has been a general partner of Technology Funding Limited since July 1987. Mr. George is a director of ViewLogic, Inc., a public corporation.

      Jeffrey Keimer has been the Company's Corporate Secretary since February 1992 and a director since August 1991. Mr. Keimer has been President and Chief Executive Officer of Unison Capital Group, a broker dealer and a member of the National Association of Securities Dealers, Inc. (the "NASD"), since 1987.

     Carolyn Poe has been a Vice President of TFI since August 1993. She was a senior Vice President of the Boston Company, an investment management company, from January 1990 to December 1992. From September 1988 to January 1990 Ms. Poe was a Vice President of Silicon Valley Bank.

      Carol Hamil has been the Company's Vice President of Development since January 1992. Previously, she served as Vice President of Development for Tapestry Learning, a wholly-owned subsidiary of Jostens Learning Corporation, from March 1990 to January 1992. From 1984 to 1990, Ms. Hamil served as Director of Language Arts and software designer for Prescription Learning Corporation.

      Ralph Brown has been the Company's Chief Financial Officer since April 1993. Prior to joining the Company, Mr. Brown was Chief Financial Officer for Conpack Inc., a packaging company, from January 1986 until March 1993.

ITEM 10:           EXECUTIVE COMPENSATION
                   ----------------------

       The following table sets forth all compensation awarded to, earned by, or paid for services rendered in all capacities to the Company for the fiscal year ended June 30, 1996 by (i) the Company's Chief Executive Officer and (ii) the Company's other executive officers whose annual salary and bonus exceeded $100,000 (the "Named Officers").

                              Summary Compensation Table

   Name and          Annual Compensation(1)     Long-Term Compensation Awards
   Principal         ----------------------     -----------------------------
   Position          Year  Salary($) Bonus($)           Options(#)
   --------          ----  --------  --------           ----------

Barbara Morris       1996  175,000       -0-             60,000
President and Chief  1995  175,000   120,000            680,000(2)
Executive Officer    1994  175,000    25,000                -0-

Carol Hamil          1996  120,000       -0-             30,000
Vice President of    1995  120,000    50,000            340,000(2)
Development          1994  115,000    50,000                -0-


 (1) The salary and bonus amounts (i) include all amounts attributable to services performed in each fiscal year even if payment for such services was in the next fiscal year, and (ii) excludes all amounts attributable to services performed in years other than specified fiscal year that were paid in the indicated fiscal year.

(2) These options were issued in January 1994 to replace options granted in the fiscal year ended June 30, 1993. These options lapsed in January 1995 due to the lack of shareholder ratification. On October 1, 1995 , replacement options in the same amount and terms were issued under the new 1995 EOSO plan; however, based on the original Board of Directors grant of these options, they survived the lapse of the 1994 EOSO plan as Non-Qualified Stock Options with similar terms.

       The following table sets forth certain information concerning stock options granted during the fiscal year ended June 30, 1996 to the Named
Officers:

                        Option Grants in Last Fiscal Year

                    Individual Grants
                    -----------------
                                    Percent of
                                      Total
                                     Options
                                    Granted to
                     Options        Employees       Exercise        Expiration
 Name               Granted(#)    in Fiscal Year   Price($/share)      Date
 ----               ----------    --------------   --------------      ----
Barbara Morris        60,000            60%             $.12        9/30/2005

Carol Hamil           30,000            30%             $.12        9/30/2005


     The following table sets forth information regarding exercises of stock options during the fiscal year ended June 30, 1996 by the Named Officers and presents certain information with respect to the number of shares covered by both exercisable and nonexercisable stock options held on June 30, 1996 by each of the Named Officers. Also reported are values for "in-the-money" stock options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of the Common Stock as of June 30, 1996 ($0.50) based upon the average bid price reported by the National Quotation Bureau, Inc.


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
                                                                                    Value of
                                                   Number of                      Unexercised
                Number                            Unexercised                    In-the-Money
                  of                                Options                         Options
                Shares                             at Fiscal                       at Fiscal
               Acquired        Value               Year-end(#)                    Year-end($)
 Name        on Exercise      Realized       Exercisable/Nonexercisable     Exercisable/Nonexercisable
 ----        -----------      --------       --------------------------     --------------------------
Barbara          -              -              713,333        26,667         12,667        10,113
 Morris

 Carol           -              -              356,666        13,334          6,333         5,067
 Hamil


ITEM 11:      SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT

      The following tables set forth the number of shares beneficially owned as of June 30, 1996 by (i) each Director of the Company, (ii) each Named Officer(as defined below), (iii) all executive officers and directors as a group and (iv) all persons known to the Company to be beneficial owners of more than five percent of the Company's outstanding shares of Common Stock and Preferred Stock, respectively:

            Common Stock
            ------------
                                       Number
                                      of Shares        Percentage of
                                     Beneficially    Outstanding Shares
Name of Beneficial Owner              Owned (1)     of Common Stock (2)
- ------------------------              ----------     -------------------

Technology Funding, Inc.(3)           7,465,517            86.5
2000 Alameda de las Pulgas
San Mateo, CA 94403

Loyalhanna Venture Fund (formerly       313,240             8.7
Trivest Venture Fund) (4)
223 4th Avenue, 17th Floor
Pittsburgh, Pa.

Barbara Morris (5)                      713,333            16.7
5250 South 300 West
Salt Lake City, Utah  84107

Jeffrey Keimer (6)                      299,433             7.7
702 Marshall Road
Redwood City, California 94063

Carol Hamil (7)                         356,666             9.1
5250 South 300 West
Salt Lake City, Utah 84107

Ralph Brown (8)                         175,555             4.8
5250 South 300 West
Salt Lake City, Utah 84107

Directors and Executive Officers      1,544,987            30.2
as a group (6 persons) (9)

             Preferred Stock
             ---------------
                                        Number
                                      of Shares              Percentage of
                                     Beneficially             Outstanding
 Name of Beneficial Owner             Owned (1)          Shares of Outstanding
 ------------------------             ---------          ---------------------
 Technology Funding, Inc.(3)          7,300,000                  74.3
 2000 Alameda de las Pulgas
 San Mateo, CA 94403

 Jeffrey Keimer(6)                      9,629                      *

 Directors and Executive                9,629                      *
 Officers as a group (6
 persons) (9)
* Less than 1%

(1) Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable. A person is deemed to be the beneficial owner of Common Stock or Preferred Stock, respectively, that can be acquired by such person within 60 days of June 30, 1995 upon the exercise of options or warrants.

(2) Each beneficial owner's percentage ownership is determined by assuming options and warrants that are held by such person (but not those held by any other person) and which are exercisable for Common Stock or Preferred Stock, respectively, within 60 days of June 30, 1995 have been exercised.

(3) Ms. Carolyn Poe and Mr. Gregory T. George, directors of the Company, are employees of Technology Funding, Inc., which is a managing partner of Software Fund II, Technology Funding Partners I, Technology Funding Partners II, Technology Funding Private Reserve Fund and Technology Funding Secured Investors III (collectively referred to as the "TFI Funds"). Together, these funds own 2,400,486 shares of Common Stock, hold warrants to purchase an additional 3,065,031 shares of Common Stock and own 2,000,000 shares of Series "A" Preferred Stock that is convertible on a share for share basis into Common Stock. Additionally, these funds own 5,300,000 shares of Series C Preferred Stock which is not convertible into common stock.

(4) Includes 7,822 shares of Common Stock subject to warrants exercisable within 60 days of June 30, 1995.

(5) Represents 713,333 shares of Common Stock subject to options exercisable within 60 days of June 30, 1995.

(6) Represents 289,804 shares of Common Stock subject to warrants exercisable and 9,629 shares of Series "A" Preferred Stock that is convertible into Common Stock within 60 days of June 30, 1995.

(7) Represents 356,666 shares of Common Stock subject to options exercisable within 60 days of June 30, 1995.

(8) Represents 175,555 shares of Common Stock subject to options exercisable within 60 days of June 30, 1995.

(9) Includes 9,629 shares of Series "A" Preferred Stock convertible into Common Stock within 60 days of June 30, 1995 and 1,190,000 shares of Common Stock subject to options and 289,804 shares of Common Stock subject to warrants exercisable within 60 days of June 30, 1995.



ITEM 12:      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
              ----------------------------------------------



       During April 1992, Technology Funding Secured Investors III ("TFSI III") extended to the Company a $1,000,000 term loan, bearing interest at 12% per annum and having an initial maturity date of October 1, 1992. In April of 1993, the Maturity Date of the loan was extended to April 1, 1994 and warrants were issued allowing TFSI III to purchase 150,000 shares of Common stock at $0.50 per share. In addition, existing warrants held by various TFI funds were restated to allow TFSI III to purchase 2,000,000 shares of Common Stock at $0.50 per share. In April of 1993, the Company borrowed an additional $300,000 from TFSI III, bringing the loan principal balance to $1,300,000. On April 14, 1994 the Company borrowed an additional $200,000 from TFSI III on a secured promissory note. On April 29, 1994 and again on May 17, 1994 an additional $250,000 was borrowed by issuing secured promissory notes.

       On December 31, 1991, TFSI III extended to the Company a $2,000,000 revolving line of credit (limited to 95% of "eligible" accounts receivable), bearing interest at 12% per annum and having an initial maturity date of November 30, 1992. The maturity date of the loan was extended to December 31, 1993 in April 1993. In connection with this revolving line of credit, the Company granted warrants to TFSI III for 166,667 shares of the Company's Common Stock at $3.00 per share. In April 1993, these warrants were repriced to $0.50 per share, and additional warrants were issued to TFSI III for 166,666 shares of Common Stock at $0.50 per share. In July 1993, the total amount the Company could borrow under this revolving line of credit increased from $2,000,000 to $3,000,000 for which the Company issued warrants for the purchase of 50,000 shares of Common Stock at an exercise price of $0.50 per share. In February 1994, the credit limit under the revolving line of credit was again increased from $3,000,000 to $3,500,000 and the maturity date was extended to June 30, 1994, for which the Company issued warrants for the purchase of 550,000 shares of Common Stock at a price of $0.50 per share. Under the new agreement, if net borrowings exceed 95% of eligible receivables a higher interest rate would result to the Company.

     On June 30, 1995, the Company converted all related party debt totaling $5,500,000 into a combination of Series C non-convertible preferred stock and common stock. 5,300,000 shares of Series C non-convertible preferred stock were issued with a $1.00 per share face value and a $1.23 preferred liquidation value and 1,666,666 shares of common stock were issued at $0.12 per share. No additional warrants were issued in connection with the conversion.

                                  FORM 10-KSB

                                    PART III


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------


(A) Exhibits

   3.1   Articles of Incorporation*
   3.2   Bylaws*
   10.5 Agreement dated October 14, 1987, between Wasatch Education Systems, Inc. and Grant Von Harrison*
   10.6 Agreement dated April 30, 1987, between Dr. Dale Johnson, Bonne vonHoff Johnson and Wasatch Education
         Systems, Inc.*
   10.7 License Agreement between Harvard Associates, Inc. and Wasatch Education Systems*
   10.11 Letter Agreement dated May 21, 1987, between Computerware Consultants, Inc., and Wasatch Education Systems for marketing Kinderlogo product*
   10.15 Preferred Stock Purchase Agreement between Wasatch Education Systems, Inc. and Purchasers (Ronald E. Berger, et al.)*
   10.30 Licensing Agreement effective March 31, 1991 between the Company and Computer Curriculum Corporation**
   10.34 Licensing agreement dated January 8, 1993 between the Company and Rutgers University.
   10.35 Licensing agreement dated June 1, 1993 between the Company and Science Research Associates.
   10.36 Software development agreement dated May 20, 1993 between the Company and Learningways Inc.
   10.41 Private Placement Memorandum for up to $1,000,000 in new cash sales of Series "A" preferred stock.
   10.50 Wasatch Education Systems Corporation 1994 Executive Officer Stock Option Plan, adopted August 31, 1995.
   10.51 Wasatch Education Systems Corporation 1994 Employee Stock Option Plan, adopted August 31, 1995.
   10.52 Wasatch Education Systems Corporation Executive Officer Stock Option Plan of 1994 form.
   10.53 Wasatch Education Systems Corporation Employee Stock Option Plan of 1994 form.
   10.54 Agreement dated January 3, 1990 between Wasatch Education Systems Corporation and Educational Testing
         Service ("ETS").
   10.55 Software development agreement dated October 6, 1994 between the Company and Integrated Information Systems, Inc.
   10.56 Systems integration alliance agreement dated May 18, 1995 between BDM Federal, Inc. and Wasatch Education Systems Corporation.
   10.57 Debt to Equity conversion agreement dated June 30, 1995 between the Company and Technology Funding Secured Investors III.
   10.58 Product Distibution Agreement dated September 30, 1995 between the Company and TRO Learning, Inc.
   10.59 Office Space Lease agreement dated April 1, 1996 between the Company and the Dr. W.C. Swanson Foundation.
   10.60 Office   Space Lease   agreement  dated  October 20, 1996 between the
         Company and William J. Wirthlin, Jr.
   10.61 Acquisition agreement dated July 1, 1996 between the Company and Wasatch Interactive Learning Corporation.

         -----------------------------------------------

   11    Earnings per share calculation
   11.1  Earnings per share calculation
   16    Letter on change in certifying accountant.

         *Previously filed as Exhibits to Registration Statement No. 33-23885 which became effective October 4, 1988, which are incorporated herein by reference.
         **Previously filed as exhibits to report on Form 10-K for the year ended December 31, 1990.


 (B) Reports on Form 8-K
     -------------------

   None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASATCH EDUCATION SYSTEMS CORPORATION




By: /s/  Barbara Morris
    -------------------------
    Barbara Morris, President

SIGNATURES
- ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/      Barbara Morris      Chairman of the       Date: September   30  , 1996
- -----------------------      Board of Director,          ----------------------
Barbara Morris               President and CEO



 /s/     Ralph J. Brown    Chief Financial Officer Date: September   30  , 1996
- -----------------------                                  ----------------------
Ralph J. Brown




 /s/  Jeffrey W. Keimer         Director           Date: September   30  , 1996
- -----------------------                                  ----------------------
Jeffrey W. Keimer




 /s/  Gregory T. George         Director           Date: September   30  , 1996
- -----------------------                                  ----------------------
Gregory T. George




/s/      Carolyn Poe            Director           Date: September   30  , 1996
- -----------------------                                  ----------------------
Carolyn Poe