Form 10QSB
period 1996-09-30
WASATCH EDUCATION SYSTEMS CORP /UT/
filed 1996-11-14
CIK 837987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:     September 30, 1996

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the Transition Period from       to

Commission File Number:    0-17190

                      WASATCH EDUCATION SYSTEMS CORPORATION
        (Exact name of small business issuer as specified in its charter)

             UTAH                                         87-0458433
-------------------------------             -----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
or incorporation organization)

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

 X  yes      no

The Company had 3,606,668 shares of common stock outstanding at November 14, 1996.



                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                      Wasatch Education Systems Corporation
                             Condensed Balance Sheet
                                   (Unaudited)
Assets                                                                                September 30,
                                                                                          1996
                                                                                     --------------
Current assets:
   Cash                                                                                $  110,815
   Accounts receivable, net of allowance for doubtful accounts of $15,000                 727,129
   Inventories                                                                             48,588
   Other current assets                                                                    31,639
                                                                                     --------------
      Total current assets                                                                918,171

Equipment, furniture and fixtures, net of accumulated
   depreciation of $607,020                                                               175,836

Courseware development costs, net of accumulated
   amortization of $2,386,695                                                           3,819,257

Other assets, net                                                                          18,333
                                                                                     ==============
      Total assets                                                                     $4,931,597
                                                                                     ==============

Liabilities and stockholders' equity

Current liabilities:
   Convertible subordinated debentures                                                 $1,197,000
   Accounts payable                                                                       167,608
   Accrued employee costs                                                                 256,892
   Other accrued liabilities                                                               27,735
   Deferred revenue                                                                       251,887
                                                                                     --------------
      Total current liabilities                                                         1,901,122
                                                                                     --------------

Stockholders' equity:
   Preferred  stock,   20,000,000   shares   authorized   Series  A  convertible
      redeemable, 4,412,431 shares
        outstanding, $4,412,431 involuntary liquidation value                           4,628,285
      Series B $.375 cumulative convertible redeemable,
         91,151 shares outstanding, $158,254
         involuntary liquidation value                                                    118,496
      Series C redeemable, 5,300,000 shares outstanding,
         $5,300,000 preferred liquidation value                                         5,300,000
   Common stock, no par value; 200,000,000 shares authorized,
      3,606,668 shares outstanding                                                     11,781,511
   Accumulated deficit                                                                (18,797,817)
                                                                                     --------------
      Total stockholders' equity                                                        3,030,475
                                                                                     --------------
         Total liabilities and stockholders' equity                                   $ 4,931,597
                                                                                     ==============


                  The accompanying notes are an integral part of this condensed balance sheet.



                      Wasatch Education Systems Corporation
                         Condensed Statements of Income
                                   (Unaudited)

                                                                 Three Months Ended September 30,
                                                                       1996             1995
                                                               -----------------   ---------------
Revenue:
  Courseware license rights                                     $   399,403         $   896,901
  Services and other                                                109,455             161,577
                                                               -----------------   ---------------
                                                                    508,858           1,058,478
                                                               -----------------   ---------------

Cost of revenue:
  Courseware license rights                                         297,676             233,743
  Services and other                                                 94,265             143,422
                                                               -----------------   ---------------
                                                                    391,941             377,165
                                                               -----------------   ---------------
Gross margin                                                        116,917             681,313
                                                               -----------------   ---------------

Operating expenses:
  General and administrative                                        290,749             317,273
  Sales and marketing                                               122,837             172,002
  Research and development                                           84,015              60,346
                                                               -----------------   ---------------
                                                                    497,601             549,621
                                                               -----------------   ---------------
(Loss) income from operations                                      (380,684)            131,692

Interest expense                                                     40,731              40,731
                                                               -----------------   ---------------
(Loss) income before provision for income taxes                    (421,415)             90,961

Provision for income taxes                                                -               2,080
                                                               -----------------   ---------------
Net (loss) income                                                  (421,415)             88,881

Unpaid and undeclared preferred stock dividends                       4,546               4,546
                                                               =================   ===============
(Loss) income attributable to common stockholders                $ (425,961)         $   84,335
                                                               =================   ===============

   Net (loss) income per common share                            $     (.12)         $     0.01
                                                               =================   ===============

Weighted average common and common
   equivalent shares outstanding                                  3,595,931           8,009,099
                                                               =================   ===============

          The  accompanying  notes  are  an  integral  part  of  these condensed statements.





                      Wasatch Education Systems Corporation
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                  Three Months Ended September 30,
                                                                       1996             1995
                                                                ----------------   ---------------
Cash flows from operating activities:
  Net (loss) income                                             $   (421,415)       $   88,881
     Adjustments to reconcile net (loss) income to net
        cash provided by operating activities:
          Depreciation and amortization                              326,136           282,642
            Increase (decrease) in cash from:
              Accounts receivable                                    161,552           659,686
              Inventories                                             18,095               872
              Other current assets                                     5,200             5,000
              Accounts payable                                        41,875           (73,495)
              Accrued liabilities                                    (20,381)         (203,701)
              Deferred revenue                                        27,646             9,974
                                                                ----------------   ---------------
                Net cash provided by operating activities            138,709           769,859
                                                                ----------------   ---------------


Cash flows from investing activities:
  Purchase of equipment, furniture and fixtures                       (4,730)          (67,830)
  Additions to courseware development costs                         (122,778)         (104,323)
                                                                ----------------   ---------------
               Net cash used in investing activities                (127,508)         (172,153)
                                                                ----------------   ---------------

Increase in cash                                                      11,201           597,706

Cash at beginning of period                                           99,614            76,150
                                                                ----------------   ---------------
Cash at end of period                                           $    110,815       $   673,856
                                                                ================   ===============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $     40,731       $    40,731
                                                                ================   ===============
   Cash paid for income taxes                                   $        520       $    13,290
                                                                ================   ===============

             The  accompanying  notes are  an  integral part of  these condensed statements.

                      Wasatch Education Systems Corporation
                     Notes to Condensed Financial Statements
                                   (Unaudited)

(1) PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, which consist of normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations and cash flows as of September 30, 1996 and for the periods presented herein. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996. The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 1997.

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

Pending  shareholder  approval,  the Company has entered into an agreement  with
Wasatch Interactive Learning Corporation ("WILC") to sell the Company's Education Market net assets (see Note 4). If this sale is consummated, the operations of the Company will change substantially in fiscal year 1997.


(2) INCOME TAXES

The Company accounts for income taxes using the parameters of Statement of Financial Accounting Standards ("SFAS") No. 109. SFAS No. 109 requires the use of the liability method for financial reporting purposes. The Company provides a valuation allowance against all deferred income tax assets, due to uncertainty as to their ultimate realizability.

The components of the Company's deferred income tax assets as of September 30, 1996 and June 30, 1996 are as follows:

                                   September 30,        June 30,
                                       1996               1996
                                   ------------       ----------
Tax net operating losses           $5,473,000         $5,324,000
Deferred software costs               272,000            363,000
Revenue deferred for
  financial reporting                  96,000             85,000
Reserves and accrued
  liabilities                          19,000             24,000
                                   ------------       -----------
Total deferred income tax assets    5,860,250          5,796,000

Valuation allowance                (5,860,250)        (5,796,000)
                                   ------------       -----------
Net deferred income tax assets     $      -           $    -
                                   ============       ===========

(3) LICENSE AGREEMENT

     Effective September 30, 1995, the Company entered into a licensing agreement with The Roach Organization, Inc., doing business as TRO Learning ("TRO"). The license agreement grants TRO a world-wide, non-transferable, exclusive license to distribute certain of the Company's products as part of the courseware system marketed by TRO. TRO is obligated to pay the Company royalties based on sales of the Company's products. The term of the agreement and the license is two years and one month commencing September 30, 1995 and ending October 31, 1997. The Company recognized income during the first quarter of fiscal year 1996 from a one-time licensing fee of $550,000 upon execution of the agreement which is non-refundable. Additionally, TRO has guaranteed minimum royalty revenue to the Company of $800,000 for the period beginning November 1, 1996 through June 30, 1997, should the sale of the Company's products not meet specified levels as set forth within the agreement. If the conditions are met requiring the minimum royalty payments, cash payments would be due the Company on July 15, 1997. The Company has no future obligations with respect to service, support or product relative to this license agreement.


(4) SIGNIFICANT EVENT

     Effective July 1, 1996, pending shareholder approval, the Company entered into an Acquisition agreement with Wasatch Interactive Learning Corporation ("WILC"). The Company, pending shareholder approval, has agreed to sell to WILC the Education Market net assets of the Company relating to or arising out of the Company's business of developing, marketing and licensing proprietary and third -party educational software and related products and services in the Education Market. The Company, pending shareholder approval, also has granted an exclusive, worldwide license to WILC to market the Company's products and develop derivative products in the Education Market. The Company will receive cash of $1,500,000 and future royalties. In addition, the Company will retain all capitalized courseware costs, convertible subordinated debentures and tax net operating loss carryforwards. The sale is also dependent on WILC obtaining the required funding to complete the transaction.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

     The following are explanations of significant period to period changes for the three months ended September 30, 1996 and 1995.

     Revenue for the three months ended September 30, 1996 of $509,000 decreased $550,000 or 52 percent, compared to the three months ended September 30, 1995. Courseware license rights revenue decreased by $497,000 or 55 percent to $399,000 for the three months ended September 30, 1996, from $897,000 for the three months ended September 30, 1995. This decrease is due to the recognition of a one-time licensing fee of $550,000 during the first quarter of the 1996 fiscal year (see Note 3 to the financial statements), however, excluding this transaction, the Company experienced a 15 percent increase in new courseware sales during the three months ended September 30, 1996 compared to the three months ended September 30, 1995. Services and other revenues decreased $52,000 or 32 percent to $109,000 for the three months ended September 30, 1996 from $162,000 for the three months ended September 30, 1995. Customer support renewal revenues decreased $43,000 to $66,000 at September 30, 1996 from $109,000 at September 30, 1995. The decrease is primarily the result of delays in receiving annual contracts from customers, the most notable of which was the Chicago area schools when the new contract period began in September. Other service related revenues decreased $9,000.

     Gross margins decreased by $564,000 or 83 percent to $117,000 for the three months ended September 30, 1996 from $681,000 for the three months ended September 30, 1995. This decrease is primarily the result of lower overall sales.

     Operating expenses decreased by 9 percent or $52,000 to $498,000 for the three months ended September 30, 1996 from $550,000 for the three months ended September 30, 1995. This decrease is primarily the result of the Company's ongoing effort to maintain lower overall operating costs. Additionally, commissions earned in the first quarter are lower due to the decreased sales levels.

     Operating income decreased by $512,000 to a loss of $381,000 for the three months ended September 30, 1996 compared to income of $132,000 for the three months ended September 30, 1995.

     Interest expense remained consistent with the prior fiscal year period based on the $1,197,000 of convertible subordinated debentures outstanding.


Liquidity and Capital Resources:

     At September 30, 1996, the Company had liquid assets (cash and net accounts receivable) of $838,000, a decrease of 15 percent or $150,000 from June 30, 1996 when liquid assets were $988,000. Cash increased $11,000 primarily as a result of efforts to collect outstanding accounts receivable. Accounts receivable decreased $162,000 or 18 percent to $727,000 at September 30, 1996 from $889,000 at June 30, 1996, primarily due to the lower overall sales level and to a lessor extent due to increased collection efforts.

     Current assets decreased by $174,000 or 16 percent to $918,000 at September 30, 1996 from $1,092,000 at June 30, 1996. This decrease was primarily the result of the $162,000 decrease in accounts receivable.

     Long-term assets during the three month period ended September 30, 1996 decreased $199,000 to $4,013,000 from $4,212,000 at June 30, 1996. Of this,
$168,000 was a decrease in courseware development costs. This decrease was primarily the result of regular amortization and a lessor amount of courseware development costs capitalized during the period. Equipment, Furniture and FixtureFixed assets decreased by $31,000 for the three month period ended September 30, 1996 as a result of regular depreciation.

     Current liabilities of the Company increased by $49,000 to $1,901,000 at September 30, 1996 from $1,852, 000 at June 30, 1996. This increase is primarily the result of a $28,000 increase in deferred revenue due to the Company receiving cash payments on a larger percentage of its annual support contracts during the first three months of the fiscal year as compared to the prior quarter.

     The Company's working capital decreased by $223,000 from a deficit of $760,000 at June 30, 1996 to a deficit of $983,000 at September 30, 1996. This decrease is primarily the result of a lower accounts receivable balance due to lower overall sales, and an increase in deferred revenue discussed above.

     Stockholders' equity decreased by $421,000 to $3,030,000 at September 30, 1996, from $3,451,000 at June 30, 1996. This decrease is the result of a $421,000 net loss.

     In the opinion of management, debt and equity capital resources must be increased for the Company to fully pursue its goals in the next twelve months. The Company is addressing the need for longer-term growth capital by entering into an agreement (subject to shareholder approval) to sell the Company's Education market net assets to WILC for $1,500,000 in cash (see below) and new sources of investment funding. The Company has in place an accounts receivable financing arrangement which allows the Company to borrow 70 percent against its qualified accounts receivable at a rate of 3 1/2 percent of the face value of such receivables. The Company has $1,197,000 of convertible subordinated debentures that are due on January 31, 1997. Funds from operations may not be adaquate to repay these debentures. Should the Company not have available the funds to repay these debentures then the Company will pursue an extension to the due date. The Company has no assurance that required capital will be available, or available on terms viable to the Company.


     Effective July 1, 1996, the Company entered into an Acquisition agreement with WILC. The Company, pending shareholder approval, has agreed to sell to WILC the Education Market assets of the Company relating to or arising out of the Company's business of developing, marketing and licensing proprietary and third-party educational software and related products and services in the education market. The Company, pending shareholder approval, also has granted an exclusive, worldwide license to WILC to market the Company's products and develop derivative products in the Education Market. If the transaction is consummated, the Company will receive cash of $1,500,000 and future royalties. The Company will retain all capitalized courseware costs, convertible subordinated debentures and tax net operating loss carryforwards.

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






WASATCH EDUCATION SYSTEMS CORPORATION





/s/Barbara Morris                                 November 14, 1996
   Barbara Morris, President & CEO                      Date