Form 10QSB
period 1996-12-31
WASATCH EDUCATION SYSTEMS CORP /UT/
filed 1997-01-30
CIK 837987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:     December 31, 1996

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the Transition Period from       to

Commission File Number:    0-17190

                      WASATCH EDUCATION SYSTEMS CORPORATION
        (Exact name of small business issuer as specified in its charter)

           UTAH                                          87-0458433
-------------------------------          ---------------------------------------
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

 X  yes      no

The Company had 3,606,668 shares of common stock, no par value outstanding at January 30, 1997.



                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                      Wasatch Education Systems Corporation
                             Condensed Balance Sheet
                                   (Unaudited)
Assets                                                                                  December 31,
                                                                                            1996
                                                                                     ----------------
Current assets:
   Cash                                                                                 $    193,772
   Accounts receivable, net of allowance for doubtful accounts of $15,000                    376,965
   Inventories                                                                                61,791
   Other current assets                                                                       26,639
                                                                                     ----------------
      Total current assets                                                                   659,167

Equipment, furniture and fixtures, net of accumulated
   depreciation of $641,309                                                                  141,547

Courseware development costs, net of accumulated
  amortization of $2,691,952                                                               3,629,813

Other assets, net                                                                             18,333
                                                                                     ================
      Total assets                                                                        $4,448,860
                                                                                     ================

Liabilities and stockholders' equity

Current liabilities:
   Convertible subordinated debentures                                                    $1,197,000
   Accounts payable                                                                          277,710
   Accrued employee costs                                                                    199,255
   Other accrued liabilities                                                                  19,486
   Deferred revenue                                                                          264,482
                                                                                     ----------------
      Total current liabilities                                                            1,957,933
                                                                                     ----------------

Stockholders' equity:
   Preferred  stock,   20,000,000   shares   authorized   Series  A  convertible
      redeemable, 4,412,431 shares
        outstanding, $4,412,431 involuntary liquidation value                              4,628,285
      Series B $.375 cumulative convertible redeemable,
         91,151 shares outstanding, $158,254
         involuntary liquidation value                                                       118,496
      Series C redeemable, 5,300,000 shares outstanding,
         $5,300,000 preferred liquidation value                                            5,300,000
   Common stock, no par value; 200,000,000 shares authorized,
      3,606,668 shares outstanding                                                        11,781,511
   Accumulated deficit                                                                   (19,337,365)
                                                                                     ----------------
      Total stockholders' equity                                                           2,490,927
                                                                                     ----------------
         Total liabilities and stockholders' equity                                     $  4,448,860
                                                                                     ================


             The accompanying notes are an integral part of this condensed balance sheet.



                      Wasatch Education Systems Corporation
                        Condensed Statements of Operations
                                   (Unaudited)

                                                                  Three Months Ended December 31,
                                                                       1996              1995
                                                               -----------------   ----------------
Revenue:
  Courseware license rights                                     $   138,168            $    205,888
  Services and other                                                138,611                 181,384
                                                               -----------------   ----------------
                                                                    276,779                 387,272
                                                               -----------------   ----------------

Cost of revenue:
  Courseware license rights                                         307,561                 260,418
  Services and other                                                144,783                 138,273
                                                               -----------------   ----------------
                                                                    452,344                 398,691
                                                               -----------------   ----------------
Gross margin (deficit)                                             (175,565)                (11,419)
                                                               -----------------   ----------------

Operating expenses:
  General and administrative                                        142,653                 335,568
  Sales and marketing                                               102,470                 214,981
  Research and development                                           78,129                  74,330
                                                               -----------------   ----------------
                                                                    323,252                 624,879
                                                               -----------------   ----------------
Loss from operations                                               (498,817)               (636,298)

Interest expense                                                     40,731                  40,190
                                                               -----------------   ----------------
Net loss                                                           (539,548)               (676,488)

Unpaid and undeclared preferred stock dividends                       4,546                   4,546
                                                               =================   ================
Loss attributable to common stockholders                        $  (544,094)           $   (681,034)
                                                               =================   ================

   Net loss per common share                                    $      (.15)           $       (.19)
                                                               =================   ================

Weighted average common and common
   equivalent shares outstanding                                  3,606,668               3,571,512
                                                               =================   ================

         The  accompanying  notes  are  an  integral  part  of  these condensed statements.



                      Wasatch Education Systems Corporation
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                    Six Months Ended December 31,
                                                                       1996               1995
                                                               -----------------   ----------------
Revenue:
  Courseware license rights                                     $    537,572        $  1,102,789
  Services and other                                                 248,066             342,917
                                                               -----------------   ----------------
                                                                     785,638           1,445,706
                                                               -----------------   ----------------

Cost of revenue:
  Courseware license rights                                          605,237             493,152
  Services and other                                                 273,956             319,838
                                                               -----------------   ----------------
                                                                     879,193             812,990
                                                               -----------------   ----------------
Gross margin (deficit)                                               (93,555)            632,716
                                                               -----------------   ----------------

Operating expenses:
  General and administrative                                         398,494             617,740
  Sales and marketing                                                225,308             386,983
  Research and development                                           162,144             134,675
                                                               -----------------   ----------------
                                                                     785,946           1,139,398
                                                               -----------------   ----------------
Loss from operations                                                (879,501)           (506,682)

Interest expense, net of interest income                              81,461              80,922
                                                               -----------------   ----------------
Net loss                                                            (960,962)           (587,604)

Unpaid and undeclared preferred stock dividends                        9,092               9,092
                                                               =================   ================
Net income attributable to common stockholders                  $   (970,054)       $   (596,696)
                                                               =================   ================

Net loss per common share                                       $       (.27)       $       (.17)
                                                               =================   ================

Weighted average common and common
   equivalent shares outstanding                                   3,601,300           3,570,370
                                                               =================   ================

       The  accompanying  notes  are  an  integral  part  of  these condensed statements.




                      Wasatch Education Systems Corporation
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                    Six Months Ended December 31,
                                                                       1996               1995
                                                                 ---------------     --------------
Cash flows from operating activities:
  Net loss                                                       $   (960,962)       $   (587,604)
     Adjustments to reconcile net loss to net
        cash provided by operating activities:
          Depreciation and amortization                               665,682             570,465
            Increase (decrease) in cash from:
              Accounts receivable                                     511,717             885,760
              Inventories                                               4,891              (3,625)
              Other current assets                                     10,200                 149
              Accounts payable                                        151,977            (187,651)
              Accrued liabilities                                     (86,267)           (221,979)
              Deferred revenue                                         40,240             (44,119)
                                                                ----------------     --------------
                Net cash provided by operating activities             337,478             411,396
                                                                ----------------     --------------


Cash flows from investing activities:
  Purchase of equipment, furniture and fixtures                        (4,730)            (81,680)
  Additions to courseware development costs                          (238,590)           (263,169)
                                                                ----------------     --------------
               Net cash used in investing activities                 (243,320)           (344,849)
                                                                ----------------     --------------

Increase in cash                                                       94,158              66,547

Cash at beginning of period                                            99,614              76,150
                                                                ----------------     --------------
Cash at end of period                                            $    193,772        $    142,697
                                                                ================     ==============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $     40,732        $     80,922
                                                                ================     ==============
   Cash paid for income taxes                                    $        600        $     13,290
                                                                ================     ==============

      The  accompanying  notes  are  an  integral  part  of  these condensed statements.

                      Wasatch Education Systems Corporation
                     Notes to Condensed Financial Statements
                                   (Unaudited)

(1) PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, which consist of normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations and cash flows as of December 31, 1996 and for the periods presented herein. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996. The results of operations for the three and six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 1997.

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

Pending  stockholder  approval,  the Company has entered into an agreement  with
Wasatch Interactive Learning Corporation ("WILC") to sell the Company's Education Market net assets (see Note 4). This sale is expected to close on or about February 7, 1997. If this sale is consummated, the operations of the Company will change substantially during the remainder of fiscal year 1997.


(2) INCOME TAXES

The Company accounts for income taxes using the parameters of Statement of Financial Accounting Standards ("SFAS") No. 109. SFAS No. 109 requires the use of the liability method for financial reporting purposes. The Company provides a valuation allowance against all deferred income tax assets, due to uncertainty as to their ultimate realizability.

The components of the Company's deferred income tax assets as of December 31, 1996 and June 30, 1996 are as follows:

                                    December 31,      June 30,
                                         1996           1996
                                    -----------     -----------
Tax net operating losses            $5,683,000      $5,324,000
Deferred courseware
  development costs                    181,500         363,000
Revenue deferred for
  financial reporting                  101,000          85,000
Reserves and accrued
  liabilities                           10,000          24,000

Total deferred income tax assets     5,975,500       5,796,000
                                    -----------     -----------
Valuation allowance                 (5,975,500)     (5,796,000)
                                    -----------     -----------
Net deferred income tax assets      $    -          $     -
                                    ===========     ===========

(3) LICENSE AGREEMENT

Effective September 30, 1995, the Company entered into a licensing agreement with The Roach Organization, Inc., doing business as TRO Learning ("TRO"). The license agreement grants TRO a world-wide, non-transferable, exclusive license to distribute certain of the Company's products as part of the courseware system marketed by TRO. TRO is obligated to pay to the Company royalties based on sales of the Company's products. The term of the agreement and the license is two years and one month commencing September 30, 1995 and ending October 31, 1997. The Company recognized income during the first quarter of fiscal year 1996 from a one-time licensing fee of $550,000 upon execution of the agreement which is non-refundable. Additionally, TRO has guaranteed minimum royalty revenue to the Company of $800,000 for the period beginning November 1, 1996 through June 30, 1997, should its sales of the Company's products not meet specified levels as set forth within the agreement. If the sales conditions are not met, the minimum royalty cash payments would be due the Company on July 15, 1997. The Company has no future obligations with respect to service, support or product relative to this license agreement.


(4) POTENTIAL SALE OF THE COMPANY'S EDUCATION MARKET NET ASSETS

Effective July 1, 1996, pending stockholder approval that will be sought on February 7, 1997, the Company entered into an Acquisition agreement with Wasatch Interactive Learning Corporation ("WILC"). The Company, pending stockholder approval, has agreed to sell to WILC the Education Market net assets of the Company relating to or arising out of the Company's business of developing, marketing and licensing proprietary and third-party educational software and related products and services in the Education Market. The Education Market is defined as preschool; K-12; juvenile and adult basic education; post secondary; correctional and corporate facilities and programs both public and private. The Company, pending stockholder approval, also has granted an exclusive, worldwide license to WILC to market the Company's products and develop derivative products in the Education Market. Should the sales be consummated the Company will receive cash of $1,500,000 and future royalties. The Company will retain ownership of the capitalized courseware costs, convertible subordinated debentures, tax net operating loss carryforwards and intellectual property as well as ownership rights to the products and additionally the rights to market the products in the "Home and Retail Market", which it intends to pursue. The Company expects to recognize a gain on the sale, an amount which is indeterminable at this time. The sale is also dependent on WILC obtaining the required funding to complete the transaction.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

The following are explanations of significant period to period changes for the three months ended December 31, 1996 and 1995.

Revenue for the three months ended December 31, 1996 of $277,000 decreased $110,000 or 29 percent, compared to the three months ended December 31, 1995. Courseware license rights revenue decreased by $68,000 or 33 percent to $138,000 for the three months ended December 31, 1996, from $206,000 for the three months ended December 31, 1995. This decrease is primarily due to lower than anticipated revenues generated from the Company's dealer organizations, due in part from the Company adding and deleting certain dealer organizations over the past year in an effort to find those dealer organizations which the Company feels will enhance its overall sales strategy. Services and other revenues decreased $43,000 or 24 percent to $139,000 for the three months ended December 31, 1996 from $181,000 for the three months ended December 31, 1995. Customer support renewal revenues decreased $36,000 or 28 percent to $93,000 at December 31, 1996 from $129,000 at December 31, 1995. This decrease is primarily the result of delays in receiving annual contracts from customers, the most notable of which was the Chicago area schools where the new contract period began in September.

Gross margins decreased by $165,000 or 1,437 percent to a deficit of $176,000 for the three months ended December 31, 1996 from a deficit of $11,000 for the three months ended December 31, 1995. This decrease is primarily the result of lower overall sales.

Operating expenses decreased by $302,000 or 48 percent to $323,000 for the three months ended December 31, 1996 from $625,000 for the three months ended December 31, 1995. This decrease is primarily the result of the Company's ongoing effort to maintain lower overall operating costs proportional to sales levels. Additionally, commissions earned in this quarter are lower due to the decreased sales levels.

Loss from operations decreased by $137,000 or 22 percent to a loss of $499,000 for the three months ended December 31, 1996 compared to a loss of $636,000 for the three months ended December 31, 1995.

Interest  expense of $41,000  remained  consistent  with the prior  fiscal  year
period  based  on  the   $1,197,000  of  convertible   subordinated   debentures
outstanding.


The following are explanations of significant period to period changes for the six months ended December 31, 1996 and 1995.

Revenue for the six months ended December 31, 1996 of $786,000 decreased $660,000 or 46 percent, compared to the six months ended December 31, 1995. Revenue from courseware license rights decreased by $565,000 or 51 percent to $538,000 for the six months ended December 31, 1996, from $1,103,000 for the six months ended December 31, 1995.

This decrease is primarily due to the recognition of a one-time licensing fee of $550,000 during the first quarter of fiscal year 1996 (see Note 3 to the condensed financial statements). Excluding this one-time transaction, the Company experienced only a 3 percent decrease in new courseware sales during the six months ended December 31, 1996. Services and other revenues decreased $95,000 or 28 percent to $248,000 for the six months ended December 31, 1996 from $343,000 for the six months ended December 31, 1995. Of this decrease, $9,000 is the result of lower text and consumable sales which resulted from the lower courseware sales. Customer support renewal revenues decreased $79,000 or 33 percent to $159,000 at December 31, 1996 from $238,000 at December 31, 1995. This decrease is primarily the result of delays in receiving annual contracts from customers; the most notable of which was the Chicago area schools where approval of our annual contract has been delayed.

Gross margins decreased by $726,000 or 115 percent to a loss of $94,000 for the six months ended December 31, 1996 from $633,000 for the six months ended December 31, 1995. This decrease is primarily the result of lower overall sales.

Operating expenses decreased by $353,000 or 31 percent to $786,000 for the six months ended December 31, 1996 from $1,139,000 for the six months ended December 31, 1995. General and administrative expenses decreased $220,000 or 36 percent to $398,000 at December 31, 1996 from $618,000 at December 31, 1995. Sales and marketing expenses decreased $162,000 or 42 percent to $225,000 for the six months ended December 31, 1996 from $387,000 at December 31, 1995. This decrease is primarily the result of lower commissions due to lower overall sales. Research and development increased $27,000 or 20 percent to $162,000 for the six months ended December 31, 1996 from $135,000 at December 31, 1995. This increase is primarily the result of the Company expensing a larger percentage of development costs.

Loss from operations increased by $373,000 or 74 percent to a loss of $880,000 for the six months ended December 31, 1996 compared to a loss of $507,000 for the six months ended December 31, 1995.

Interest  expense of $81,000  remained  consistent  with the prior  fiscal  year
period  based  on  the   $1,197,000  of  convertible   subordinated   debentures
outstanding.


Liquidity and Capital Resources:

At December 31, 1996, the Company had liquid assets (cash and net accounts receivable) of $571,000, a decrease of $417,000 or 42 percent from June 30, 1996 when liquid assets were $988,000. Cash increased $94,000 primarily as a result of efforts to collect outstanding accounts receivable. Accounts receivable decreased $512,000 or 58 percent to $377,000 at December 31, 1996 from $889,000 at June 30, 1996, primarily due to the lower overall sales level and to a lessor extent due to increased collection efforts.

Current assets decreased by $433,000 or 40 percent to $659,000 at December 31, 1996 from $1,092,000 at June 30, 1996. This decrease was primarily the result of the $512,000 decrease in accounts receivable and a $15,000 decrease in other current assets, partially offset by the $94,000 increase in cash.

Long-term assets during the six month period ended December 31, 1996 decreased $422,000 or 10 percent to $3,790,000 from $4,212,000 at June 30, 1996. Of this,
$357,000 was a decrease in courseware development costs net of accumulated amortization. This decrease was primarily the result of regular amortization and a lessor amount of courseware development costs capitalized. Equipment, furniture and fixtures net of accumulated depreciation decreased by $65,000 for the six month period ended December 31, 1996 as a result of depreciation expense.

Current liabilities of the Company increased by $106,000 or 6 percent to $1,958,000 at December 31, 1996 from $1,852, 000 at June 30, 1996. This increase is primarily the result of a an increase of $152,000 in accounts payable due to the Company extending the terms on certain obligations. Other accrued liabilities decreased by $46,000 primarily as the result of the payment of a certain state sales tax audit liability.

The Company's working capital decreased by $539,000 or 71 percent from a deficit of $760,000 at June 30, 1996 to a deficit of $1,299,000 at December 31, 1996.
This decrease is primarily the result of a lower accounts receivable balance due to lower overall sales, and an increase in accounts payable discussed above.

Stockholders' equity decreased by $961,000 to $2,491,000 at December 31, 1996, from $3,452,000 at June 30, 1996. This decrease is the result of a $961,000 net loss for the six months ended December 31, 1996.

In the opinion of management, debt and equity capital resources must be increased for the Company to fully pursue its goals in the next twelve months. The Company is addressing the need for longer-term growth capital by entering into an agreement pending to shareholder approval to sell the Company's Education Market Net assets to WILC for $1,500,000 in cash (see below), and pursuing new sources of investment funding. The Company has in place an accounts receivable financing arrangement which allows the Company to borrow 70 percent against its qualified accounts receivable at a rate of 3 1/2 percent of the face value of such receivables. The Company has $1,197,000 of convertible subordinated debentures that are due on January 31, 1997. Funds from operations will not be adequate to repay these debentures, but the Company may be able to sell certain assets for an amount in excess of any shortfall. Should the Company not have available the funds to repay these debentures timely, then the Company will pursue an extension to the due date. The Company has no assurance that required capital will be available, or available on terms viable to the Company.

Effective July 1, 1996, the Company entered into an Acquisition agreement with WILC. The Company, pending stockholder approval, has agreed to sell WILC the Education Market assets of the Company relating to or arising out of the Company's business of developing, marketing and licensing proprietary and third-party educational software and related products and services in the Education Market. The Company, pending stockholder approval, also has granted an exclusive, worldwide license to WILC to market the Company's products and develop derivative products in the Education Market. Should the transaction be consummated the Company will receive cash of $1,500,000 and future royalties. The Company expects to recognize a gain on the sale, an amount which is indeterminable at this timeThe Company will retain all capitalized courseware costs, convertible subordinated debentures and tax net operating loss carryforwards.

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







WASATCH EDUCATION SYSTEMS CORPORATION





/s/Barbara Morris                                 January 30, 1997
   Barbara Morris, President & CEO                   Date