Form 10QSB
period 1997-03-31
WASATCH EDUCATION SYSTEMS CORP /UT/
filed 1997-05-15
CIK 837987

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                     Commission File No. 0-17190

               WASATCH EDUCATION SYSTEMS CORPORATION
----------------------------------------------------------------------
         (Exact Name of Registrant as Specified in Its Charter)

              UTAH                              87-0458433
-------------------------------     ---------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

 2000 Alameda de las Pulgas, Suite 250,  San Mateo, CA          94403
----------------------------------------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)

                           (415) 571-8063
----------------------------------------------------------------------
        (Registrant's Telephone Number, Including Area Code)

           5250 South 300 West, Salt Lake City, Utah 84107
----------------------------------------------------------------------
      (Former Name or Former Address, if Changed Since Last Report)

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---   ---
The Company had 3,606,251 shares of common stock, no par value, at May
9, 1997.

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements
         --------------------

WASATCH EDUCATION SYSTEMS CORPORATION

BALANCE SHEET (UNAUDITED)
-------------------------


                                                   March 31,
                                                     1997
                                                 -------------
ASSETS

Current assets:
 Cash                                             $  1,420,917
                                                    ----------
  Total Current Assets                               1,420,917

Courseware development costs, net of
 accumulated amortization of $3,011,022              3,362,277
                                                    ----------

                                                  $  4,783,194
    Total assets                                    ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
  Convertible subordinated debentures             $  1,197,000
  Other accrued liabilities                             17,072
                                                    ----------

    Total current liabilities                        1,214,072
                                                    ----------

Stockholders' equity:

  Preferred stock, 20,000,000 shares authorized-
   Series A convertible redeemable, 4,402,428
    shares outstanding, $4,402,428 involuntary
    liquidation value                                4,628,285
   Series B $.375 cumulative convertible
    redeemable, 91,151 shares outstanding,
    $158,254 involuntary liquidation value             118,496
   Series C redeemable, 5,300,000 shares
    outstanding, $5,300,000 preferred liquidation
    value                                            5,300,000
  Common stock, no par value; 200,000,000 shares
   authorized, 3,606,251 shares outstanding         11,781,511
  Treasury stock, at cost, 470 shares at
   March 31, 1997                                          (62)
  Accumulated deficit                              (18,259,108)
                                                    ----------

    Total stockholders' equity                       3,569,122
                                                    ----------

    Total liabilities and stockholders' equity    $  4,783,194
                                                    ==========

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

WASATCH EDUCATION SYSTEMS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------

                                 Three Months Ended March 31,  Nine Months Ended March 31,
                                     1997           1996          1997          1996
                                  ----------     ----------    ----------    -----------
Revenue:
 Courseware license rights        $   94,178       770,728        631,750     1,873,516
 Services and other                   53,087       281,276        301,153       624,194
                                   ---------     ---------     ----------     ---------
                                     147,265     1,052,004        932,903     2,497,710
                                   ---------     ---------     ----------     ---------
Cost of revenue:
 Courseware license rights           364,523       278,338        969,760       771,132
 Services and other                   29,737       142,743        303,693       462,939
                                   ---------     ---------     ----------     ---------
                                     394,260       421,081      1,273,453     1,234,071
                                   ---------     ---------     ----------     ---------
Gross (deficit) margin              (246,995)      630,923       (340,550)    1,263,639
                                   ---------     ---------     ----------     ---------

Operating expenses:
 General and administrative           26,032       405,847        424,526     1,023,588
 Sales and marketing                  59,829       176,070        285,136       563,054
 Research and development             53,251        93,442        215,396       228,116
                                   ---------     ---------     ----------     ---------
                                     139,112       675,359        925,058     1,814,758
                                   ---------     ---------     ----------     ---------
Loss from operations                (386,107)      (44,436)    (1,265,608)     (551,119)

Other income and expenses:

 Litigation settlement                    --        70,000            --         70,000
 Interest expense, net of interest
  income                             (30,743)      (40,288)      (112,204)     (121,209)
 Unusual item-gain on sale         1,495,107            --      1,495,107            --
                                   ---------     ---------     ----------     ---------
                                   1,464,364        29,712      1,382,903       (51,209)
                                   ---------     ---------     ----------     ---------

Net income (loss)                  1,078,257       (14,724)       117,295      (602,328)

Unpaid and undeclared preferred
 stock dividends                      16,544         4,546         25,636        13,638
                                   ---------     ---------     ----------     ---------
Net income (loss) attributable to
 common stockholders              $1,061,713       (19,720)        91,659      (615,966)
                                   =========     =========     ==========     =========



Net income (loss) per common share
 and common equivalent shares:    $     0.14         (0.01)          0.01         (0.17)
                                   =========     =========     ==========     =========

Weighted average common and common
 equivalent shares outstanding     8,009,068     3,579,229      8,024,120     3,573,323
                                   =========     =========     ==========     =========

The accompanying notes to condensed financial statements are an integral part of these condensed statements.


WASATCH EDUCATION SYSTEMS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
----------------------------------------------

                                           Nine Months Ended March 31,
                                             1997             1996
                                          -----------       ----------
Cash flows from operating activities:
 Net income (loss)                        $    117,295      (602,328)
  Adjustments to reconcile net income
  (loss) to net cash provided by operating
  activities:
    Depreciation and amortization              996,140       873,973
    Gain on sale of certain net assets      (1,495,107)           --
    Changes in assets and liabilities, net
     of effects from sale of certain
     net assets:
      Accounts and contract receivable         587,943       703,889
      Inventories                                1,718        (6,950)
      Other current assets                      13,533        12,884
      Accounts payable                          38,137      (114,935)
      Other accrued liabilities               (106,051)     (199,274)
      Deferred revenue                          19,020       (80,032)
                                           -----------      --------
       Net cash provided by operating
        activities                             172,628       587,227
                                           -----------      --------

Cash flows from investing activities:
 Purchase of equipment, furniture and
  fixtures                                      (4,730)      (84,976)
 Additions to courseware development costs    (290,124)     (409,920)
 Proceeds from sale of certain net assets,
 net of cash provided of $56,409             1,443,591            --
                                           -----------      --------
       Net cash provided by (used in)
         investing activities                1,148,737      (494,896)
                                           -----------      --------

Cash flows from financing activities:
 Purchase of treasury stock                        (62)           --
                                           -----------      --------

       Net cash used in financing
        activities                                 (62)           --
                                           -----------      --------

Increase in cash                             1,321,303        92,331

Cash at beginning of period                     99,614        76,150
                                           -----------      --------
Cash at end of period                     $  1,420,917       168,481
                                           ===========      ========

Supplemental disclosure of cash flow
 information:

  Cash paid for interest                  $    115,320       121,715
                                           ===========      ========
  Cash paid for income taxes              $        600        13,856
                                           ===========      ========

Supplemental disclosure of non-cash
 investing and financing activities:

  Conversion of Series A preferred stock
   into common stock                      $     27,439        10,000
                                           ===========      ========


The accompanying notes to condensed financial statements are an integral part of these condensed statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
---------------------------------------------------


1.   PRESENTATION OF INTERIM FINANCIAL STATEMENTS
     --------------------------------------------

The accompanying unaudited condensed financial statements have been prepared by Wasatch Education Systems Corporation ("the Company") in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB, and accordingly, do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, which consist of normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations and cash flows as of March 31, 1997, and for the periods presented herein. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996. The results of operations for the three and nine months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 1997.

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

Effective February 7, 1997, the Company sold its Education Market net assets (see Note 3) to Wasatch Interactive Learning Corporation
("WILC"). As a result, the operations of the Company have changed significantly since that date.

In February, 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The statement specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for financial statements issued for all periods ending after December 15, 1997. SFAS 128 simplifies the standards for computing EPS previously found in APB Opinion No. 15 and replaces the presentation of Primary EPS and Fully Diluted EPS with a presentation of Basic EPS and Diluted EPS. The Company will adopt SFAS 128 in its fiscal quarter ended December 31, 1997. The following represents the Company's earnings per share as computed under the rules of SFAS 128:

                                   For the Three Months Ended
                                 -------------------------------
                                 March 31, 1997   March 31, 1996
                                 --------------   --------------
Basic EPS                         $0.30             (0.01)
Diluted EPS                        0.14             (0.01)


2.   INCOME TAXES
     ------------

The Company accounts for income taxes using the parameters of Statement of Financial Accounting Standards ("SFAS") No. 109. SFAS No. 109 requires the use of the liability method for financial reporting purposes. The Company provides a valuation allowance against all deferred income tax assets, due to uncertainty as to their ultimate realizability.

The Company did not record any tax liability related to the gain of $1,495,107 at March 31, 1997, as the Company has net operating loss carryforwards in excess of the gain.


3.   SALE OF THE COMPANY'S EDUCATION MARKET NET ASSETS
     -------------------------------------------------

Effective February 7, 1997, the Company and WILC, a company formed by the former management team of the Company, entered into an Asset Purchase and Software License Agreement ("Acquisition Agreement"). The Acquisition Agreement provided for the assumption by WILC of certain liabilities of the Company and payment by WILC to the Company of $1,500,000 in cash in consideration for the Asset Sale and License, resulting in a gain of $1,495,107. As a result of the Asset Sale and License, the Company transferred or licensed to WILC tangible and intangible assets and proprietary rights to allow WILC to pursue the market for the Company's products relating to schools and educational institutions ("Education Market") and retained proprietary assets and rights to pursue the market for the Company's products relating to home use and other areas outside the Education Market ("Home Market"). The Education Market is defined as preschool; K-12; juvenile and adult basic education; post secondary; correctional and corporate facilities; and programs both public and private. The Company also retained the obligation of the convertible subordinated debentures and ownership of the tax net operating loss carryforwards. The Company intends to pursue the Home and Internet Markets.
In connection with the Asset Sale and License, the Company and WILC entered into an Education Market License ("License Agreement") which set forth the details of the grant of the technology licenses to WILC by the Company discussed in the Acquisition Agreement and the royalties to be paid during a five-year period by WILC to the Company, which will vary between 2.5% and 10% of net revenues. The License Agreement provides for a one-year exclusivity period for WILC with respect to the licensed technology within the Education Market, with the right of WILC to extend the exclusivity period for four additional years upon payment of $500,000 in annual minimum royalties to the Company. The Company will have exclusive rights in the Home and Internet Markets during the period, in which WILC makes payments of royalties to the Company.

4.   CONVERTIBLE SUBORDINATED DEBENTURES
     -----------------------------------

At March 31, 1997, convertible subordinated debentures totaling $1,197,000 were outstanding and interest payments were current. The current interest rate is 13.5% per annum and interest is payable each March, June, September, and December. The debentures matured on January 31, 1997. In order to retain a substantial portion of the cash proceeds from the sale to fund the pursuit of the Home and Internet Markets, management submitted a restructuring proposal in March of 1997 to the debenture holders for approval. The proposed restructure terms include the extension of the maturity date to March 31, 2000, and a partial principal payment upon the approval. In addition, the proposal provides that the interest rate be reduced to 10% per annum commencing March 1, 1997; the remaining principal and interest are amortized in twelve equal quarterly payments. The Company retains the option to prepay the remaining principal and interest balance in full at any time before the maturity date without incurring any prepayment penalty. A 66 2/3 percent majority vote of the debenture holders was received on May 2, 1997.

ITEM  2.  Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------
          and Results of Operations
          -------------------------


Effective February 7, 1997, the Company entered into an agreement to sell the Company's Education Market net assets to WILC for $1,500,000 in cash and future royalties. See Note 3 to the condensed financial statements. The Company retained all capitalized courseware costs, convertible subordinated debentures and tax net operating loss carryforwards. Since all of the Company's revenues were from the Education Market, there will be no such revenues for the Company after the sale (except royalty revenues from WILC); expenses will be similarly reduced.

In the opinion of management, capital resources must be increased for the Company to pursue the Home Market in the next twelve months. The Company has no assurance that required capital will be available, or available on terms viable to the Company.

Results of Operations:
----------------------

The following are significant period to period changes for the three months ended March 31, 1997 and 1996. Variances are primarily due to the net asset sale to WILC.

Revenue for the three months ended March 31, 1997, of $147,000 decreased $905,000 or 86 percent, compared to the three months ended March 31, 1996. Courseware license rights revenue decreased by $677,000 or 88 percent to $94,000 for the three months ended March 31, 1997, from $771,000 for the three months ended March 31, 1996. Services and other revenues decreased $228,000 or 81 percent to $53,000 for the three months ended March 31, 1997, from $281,000 for the three months ended March 31, 1996. Customer support renewal revenues decreased $126,000 or 78 percent to $35,000 at March 31, 1997, from $161,000 at March 31,
1996.

Gross margins decreased by $878,000 or 139 percent to a gross deficit of $247,000 for the three months ended March 31, 1997, from a gross margin of $631,000 for the three months ended March 31, 1996.

Operating expenses decreased by 79 percent or $536,000 to $139,000 for the three months ended March 31, 1997, from $675,000 for the three months ended March 31, 1996.

Loss from operations increased by $342,000 or 777 percent to a loss of $386,000 for the three months ended March 31, 1997, compared to a loss of $44,000 for the three months ended March 31, 1996.

Interest expense of $31,000 remained consistent with the prior fiscal year period based on the $1,197,000 of convertible subordinated debentures outstanding.

The Company recognized an unusual gain of $1,495,000 arising from the sale of certain net assets to WILC effective February 7, 1997.

The following are explanations of significant period to period changes for the nine months ended March 31, 1997 and 1996.

Revenue for the nine months ended March 31, 1997, of $933,000 decreased $1,565,000 or 63 percent, compared to the nine months ended March 31, 1996. Revenue from courseware license rights decreased by $1,242,000 or 66 percent to $632,000 for the nine months ended March 31, 1997, from $1,874,000 for the nine months ended March 31, 1996. This decrease was substantially due to lower courseware sales due to the sale of the Education Market to WILC and the recognition of a one-time licensing fee of $550,000 during the first quarter of fiscal year 1996.

Services and other revenues decreased $323,000 or 52 percent to $301,000 for the nine months ended March 31, 1997, from $624,000 for the nine months ended March 31, 1996. Customer support renewal revenues decreased $204,000 or 51 percent to $194,000 at March 31, 1997, from $398,000 at
March 31, 1996. This decrease was primarily the result of delays in receiving annual contracts from customers.

Gross margins decreased by $1,604,000 or 127 percent to a gross deficit of $341,000 for the nine months ended March 31, 1997, from a gross margin of $1,264,000 for the nine months ended March 31, 1996. This decrease was primarily the result of lower overall sales.

Operating expenses decreased by $890,000 or 49 percent to $925,000 for the nine months ended March 31, 1997, from $1,815,000 for the nine months ended March 31, 1996. General and administrative expenses decreased $599,000 or 59 percent to $425,000 at March 31, 1997, from $1,024,000 at March 31, 1996, as a result of ongoing efforts to maintain lower operating costs. Sales and marketing expenses decreased $278,000 or 49 percent to $285,000 for the nine months ended March 31, 1997, from $563,000 at March 31, 1996. This decrease was primarily the result of lower commissions due to lower overall sales. Research and development expenses decreased $13,000 or 6 percent to $215,000 for the nine months ended March 31, 1997, from $228,000 at March 31, 1996.

Loss from operations increased by $714,000 or 130 percent to a loss of $1,266,000 for the nine months ended March 31, 1997, compared to a loss of $551,000 for the nine months ended March 31, 1996.

Interest expense of $112,000 remained consistent with the prior fiscal year period based on the $1,197,000 of convertible subordinated debentures outstanding.

For the nine months ended March 31, 1997, the Company recognized an unusual gain of $1,495,000 arising from the sale of certain net assets to WILC effective February 7, 1997.


Liquidity and Capital Resources:
--------------------------------

At March 31, 1997, the Company had cash of $1,421,000, an increase of $433,000 or 44 percent from June 30, 1996, when liquid assets (cash and net accounts receivable) were $988,000. As a result of the sale of certain net assets to WILC in February of 1997 proceeds from the sale increased cash by $1,321,000 and decreased accounts receivable by $889,000.

Long-term assets during the nine month period ended March 31, 1997, decreased $850,000 or 20 percent to $3,362,000 from $4,212,000 at June 30, 1996. Of this decline, $625,000 was a decrease in courseware development costs net of accumulated amortization. This decrease was primarily the result of regular amortization and a lesser amount of courseware development costs capitalized. Equipment, furniture and fixtures net of accumulated depreciation decreased by $206,000 for the nine month period ended March 31, 1997, as a result of the sale of net assets to WILC.

Current liabilities of the Company decreased by $638,000 or 34 percent to $1,214,000 at March 31, 1997, from $1,852,000 at June 30, 1996. This decrease was primarily the result of the sale of net assets to WILC. The Company's convertible subordinated debentures totaling $1,197,000 matured on January 31, 1997. As described in Note 4 to the condensed financial statements, a restructuring proposal was approved by a majority of the debenture holders on May 2, 1997.

The Company's working capital increased by $967,000 from a deficit of $760,000 at June 30, 1996, to $207,000 at March 31, 1997, as a result of the sale of net assets to WILC.

Stockholders' equity increased by $117,000 to $3,569,000 at March 31, 1997, from $3,452,000 at June 30, 1996. This increase was primarily attributable to an unusual gain on the sale of net assets to WILC of $1,495,000, mostly offset by a $1,266,000 net loss from operations for the nine months ended March 31, 1997.

PART II.  OTHER INFORMATION
          -----------------

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         As disclosed in Note 4 to the condensed financial statements, the Company was in default on its $1,197,000 convertible subordinated debentures at March 31, 1997. The necessary approval of restructure terms was received from debenture holders subsequent to quarter end.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         As disclosed in Note 3 to the condensed financial statements, the Company held a special meeting of its shareholders on February 7, 1997.

The shareholders approved the Asset Sale and License and the other transactions contemplated by the terms and conditions of the Acquisition Commitment dated July 1, 1996.

    Shares Voted For     Shares Voted Against    Abstentions
    ----------------     --------------------    -----------
      2,738,635                7,077                1,383


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

 (a) Asset Purchase and Software License Agreement dated as of
     February 7, 1997, between Wasatch Education Systems
     Corporation and Wasatch Interactive Learning Corporation and exhibits and schedules thereto (incorporated by reference to Exhibit 2.02 to Registrant's Form 8-K/A dated February 7, 1997, and filed April 10, 1997).

 (b) A Form 8-K was filed on February 14, 1997, as amended by Form 8-K/A, filed on April 10, 1997, to report the sale of the Company's Education Market net assets as disclosed in Note 3 to the financial statements. The following items were included in the Form 8-K:

        Item 2: Acquisition and Disposition of Assets.

        Item 7: Financial Statements and Exhibits
            (a) Financial Statements of Businesses Acquired - not
                applicable
            (b) Pro Forma Financial Information
            (c) Exhibits.

                               SIGNATURES
                               ----------

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  WASATCH EDUCATION SYSTEMS CORPORATION
                                  -------------------------------------


Date:  May 14, 1997               By:      /s/Debbie A. Wong
                                     --------------------------------
                                              Debbie A. Wong
                                              Vice President and
                                              Chief Financial Officer